Form 10-Q
period 2014-03-31
GAMING ENTERTAINMENT INTERNATIONAL, INC.
filed 2014-05-15
CIK 1576575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-189283

GAMING ENTERTAINMENT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	46-1738980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11700 WEST CHARLESTON AVENUE #170 LAS VEGAS NV	89135
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 3745

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2014, the registrant had $15,000,000 outstanding shares of Common Stock, par value $0.001.

GAMING ENTERTAINMENT INTERNATIONAL, INC.

(A Development Stage Company)

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in “Part II, Item 1A – Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. All forward looking statements and reasons why results may differ included in this report are made as of the date hereof and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “we,” “us” and “our” refer to Gaming Entertainment International, Inc., a Nevada corporation.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAMING ENTERTAINMENT INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$3,278	$5,657
Total Current Assets	3,278	5,657

Goodwill	15,780	15,780

Total Assets	$19,058	$21,437

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts Payable	$365	$365
Shareholder loan	31,700	29.700
Note Payable	25,000	25,000
Total Current Liabilities	57,065	55,065

Stockholders’ Deficit
Preferred stock: Gaming Entertainment International Inc.; $0.001 par value	—	—
5,000,000 shares authorized $0.001, 0 shares issued & outstanding
Common stock: Gaming Entertainment International Inc.; $0.001 par value
20,000,000 shares authorized , 15,000,000 shares issued & outstanding	15,000	15,000
Additional Paid-in Capital (Restated)	880	880
Accumulated Deficit (Restated)	(53,887)	(49,508)
Total Stockholders’ Deficiency	(38,006)	(33,628)

Total Liabilities & Stockholders’ Deficiency	$19,059	$21,437

The accompanying notes are an integral part of these financial statements.

GAMING ENTERTAINMENT INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March, 31
	2014	2013
Revenues	$17,175	$22,154
Cost of revenues	4,740	2,832

Gross profit	12,435	19,322

Operating Expenses:
Consulting	—	1,230
Selling, general & administrative	6,814	2,784
Wages and compensation	10,000	11,781
Total operating expenses	16,814	15,795

Net income from operations	(4,379)	3,527

Other income (expenses):
Interest income	—	2
Total other income (expenses)	—	2

Net income (loss) before taxes	$(4,379)	$3,529

Tax provisions	—	—

Net income (loss) after taxes	$(4,379)	$3,529

Gain (loss) per share basic & diluted	$(0.00)	$0.00

Weighted average shares outstanding (basic & diluted)	15,000,000	15,000,000

The accompanying notes are an integral part of these financial statements.

GAMING ENTERTAINMENT INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net Income (Loss)	$(4,379)	$3,529
Adjustments required to reconcile net loss
to cash used in operating activities:
Changes in Operating Assets and Liabilities:
Decrease in Accounts Payable	—	(1,098)
Cash provided (used) by Operating Activities:	(4,379)	2,431

Cash flows from financing activities:
Proceeds from shareholder loans	2,000	—
Cash provided by Financing Activities:	2,000	—

Change in cash	$(2,379)	$2,431
Cash-beginning of period	$5,657	$7,791
Cash-end of period	$3,278	$10,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

GAMING ENTERTAINMENT INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND DECEMBER 31, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Gaming Entertainment International Inc. (the “Company”) was incorporated in the state of Nevada on December 28, 2012 for the purpose of acquiring Walley Communications Consulting, Inc. (“Walley”), whereby they could pursue their combined business plan of providing gambling and gaming entertainment services. On December 28, 2012, the Company executed a share exchange agreement with Walley, wherein it issued 25,000 common shares for all of Walley’s outstanding stock. As a result, Walley became a wholly owned subsidiary of the Company. Walley was a privately owned company incorporated under the state laws of Mississippi on July 27, 2006. Walley’s operations include providing services to electrical engineers, electrical contractors, cabling contractors, and end users.

On February 4, 2014, the Company executed an amendment to the share exchange agreement with Walley dated December 28, 2013, whereby the parties involved agreed to change the consideration paid by the Company for all of the outstanding stock of Walley from 25,000 shares of the Company to an unsecured promissory note in the amount of $25,000. The amended Walley purchase agreement, filed as an exhibit herein, will nullify the original share exchange agreement dated December 28, 2012. In the amended agreement, the Company agreed to let the sole shareholder of Walley keep the 25,000 shares issued to him in the original share exchange agreement as compensation for consulting services provided.

The financial statement activity as of March 31, 2014 and December 31, 2013, are those of the Company and its wholly owned subsidiary, Walley Communications Consulting, Inc. (“Walley”). The Company, Gaming Entertainment International, Inc. has not started operations as of the date of this filing, so the operating financial activity for the three months ended March 31, 2014 and 2013 are those soles of Walley.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company and Walley, its wholly owned subsidiary.

The accompanying unaudited quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Registration Statement on Form S-1/A as filed with the SEC on March 28, 2014.

Principle of Consolidation

The accompanying consolidated financial statements include all of the accounts of Gaming Entertainment International Inc. and Walley Communications Consulting Inc. as of March 31, 2014. The financial statement activity prior to the consolidation and incorporation of the Company on December 28, 2012 are those solely of Walley Communications Consulting Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful lives of property and equipment. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB ASC 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

The Fair Value Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. It also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

A)	Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;
B)	Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and
C)	Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. An active market for an asset or liability is a market in which transactions for the asset or liability occur with significant frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Example of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that are market participants would use in pricing the asset or liability.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and December 31, 2013.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for the period ended March 31, 2014 and the year ended December 31, 2013, respectively, using the market and income approaches

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the products and services sold are recorded at the time revenue is recognized, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of the receivable may not be known for several months after services have been provided and billed.

The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, analyses of current and historical cash collections, and the aging of receivables. Delinquent accounts are written-off when the likelihood for collection is remote and/or when the Company believes collection efforts have been fully exhausted and the Company does not intend to devote any additional efforts in an attempt to collect the receivable. The Company adjusts their allowance for doubtful accounts balance on a quarterly basis.

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes computer equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets as of March 31, 2014 and December 31, 2013.

Goodwill

Goodwill is tested for impairment on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of below its carrying value.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability, is reasonably assured.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the temporary differences are expected to recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

There were no potentially dilutive shares outstanding as of March 31, 2014 and December 31, 2013.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Recently issued accounting pronouncements

We have decided to take advantage of the exemptions provided to emerging growth companies under the JOBS Act and as a result our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, delay compliance with new or revised accounting standards that have different effective dates for public and private companies until they are made applicable to private companies.

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Going Concern

The Company has limited operating history and may experience losses in the near term. We may be dependent on sales of our equity securities and debt financing to meet our cash requirements for the future proposed expansion of operations. As of March 31, 2104, there were accumulated deficits of $53,887 respectively. The Company needs to maintain a steady operating structure, ensuring that expenses are contained such that profits are consistently achieved. In order to expand the Company’s business, the Company would likely require additional financing. Management of the Company must continually develop and refine its strategies and goals in order to execute the business plan of the Company on a broad scale and expand the business.

One of the biggest challenges facing the Company will be in securing adequate capital to continue to expand its business and increase operations. Secondarily, an ongoing challenge remains the maintenance of an efficient operating structure and business model. The Company must keep its expenses and the costs of employees at a minimum in order to generate a profit from the revenues that it receives from its clients. Third, in order to expand, the Company will need to continue implementing effective sales and marketing strategies to reach and forge new business relationships. The Company has devised its initial sales, marketing and advertising strategies, however, the Company will need to continue refinement of these strategies and also skillfully implement these plans in order to achieve ongoing and long-term success in its business. Fourth, the Company must continuously identify, attract, solicit and manage employee talent, which requires the Company to consistently recruit, incent and monitor various employees. High employee turnover or attrition is a significant risk for the Company, as it requires expending substantial resources to locate and train new personnel and also to replace personnel for clients. These tasks require significant time and attention from the Company’s management, and employees may nevertheless become dissatisfied with their respective tenure with the Company.

Due to financial constraints and the early stage of the Company’s life, the Company has to date conducted limited advertising and marketing to reach customers. In addition, the Company has not yet located the sources of funding to develop the Company on a broader scale through acquisitions or other major partnerships. If the Company were unable to locate such financing and/or later develop strong and reliable sources of potential new business relationships and a means to efficiently reach new business partners and customers, it is unlikely that the Company will be able to develop its proposed expanded operations and business plan. Moreover, the above assumes that the Company’s services are consistently met with client satisfaction in the marketplace and exhibit steady success amongst the potential customer base, neither of which is reasonably predictable or guaranteed.

NOTE 3 – STOCK PURCHASE AGREEMENT WITH WALLEY

On December 28, 2012 the Company purchased all of the issued and outstanding common stock of Walley Communications Consulting Inc., a privately held company incorporated under the state laws of Mississippi, for the issuance of 25,000 common shares in the Company. As a result of the share exchange, Walley Communications Consulting Inc. became a wholly owned subsidiary of the Company.

As noted in the subsequent event footnote in the Company’s Registration Statement as filed with the Securities and Exchange Commission on March 13, 2014, the Company executed an amendment to the share exchange agreement with Walley dated December 28, 2013 on February 4, 2014, whereby the parties involved agreed to change the consideration paid by the Company for all of the outstanding stock of Walley from 25,000 shares of the Company to an unsecured promissory note in the amount of $25,000. The amended Walley purchase agreement, filed as an exhibit herein, will nullify the original share exchange agreement. The Company has restated its prior financial statements and disclosure to account for this amendment.

The purchase price allocation has been determined as follows:

Purchase price	$25,000
Allocated to:
Current assets acquired	(10,683)
Liabilities assumed	1,463
Goodwill	$15,780

Current assets acquired of $10,683 consisted entirely of cash. Management considered the intangible value of Walley to be greater than the goodwill recognized based on the expertise and reputation they have in the hotel and casino remodeling industry. Management considered the guidance of FASB 805-20-25-10 in its consideration to record goodwill of $15,780. Goodwill was calculated based on the allocation of the deemed purchase price of the shares of Walley Communications Consulting Inc. over the assets acquired and liabilities assumed.

At March 31, 2014, the Company determined that there were no events or circumstances which would more likely than not reduce the fair value of the goodwill asset below its carrying value.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Accounts receivable	$1,700	$1,700
Less: Allowance for doubtful accounts	(1,700)	(1,700)
	$—	$—

The Company recorded bad debt expense of $0 for the three months ended March 31, 2014 and 2013.

NOTE 5 – RELATED PARTY TRANSACTIONS

Free office space from its Chief Executive Officer

The Company has been provided office space by its majority stockholder and CEO at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Loan from Shareholder

The Company has been loaned money by its chief executive officer for working capital purposes. The loan bears no interest and is payable on demand. As of March 31, 2014 and December 31, 2013, the Company has a shareholder loan balance of $31,700 and $29,700.

NOTE 6 – PROMISSORY NOTE PAYABLE

Pursuant to the amended share exchange agreement with Walley dated February 4, 2014, further described in Note 8, the Company issued a $25,000 promissory note payable to the sole shareholder of Walley for all of the outstanding common stock of Walley. The promissory note bears 0% interest and has a maturity date of February 4, 2016. The Company has the option to pay the note in full at any time. If the note is not paid in full by the maturity date, interest of 12% per annum will apply as of the maturity date.

The Company has restated its prior year financial information to account for the amended share exchange agreement as if it occurred on the date of the original share exchange agreement December 28, 2012.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company was incorporated on December 28, 2012, at which time it was authorized to issue 20,000,000 shares of common stock and 5,000,000 shares of preferred stock, both at $0.001 par value.

On December 28, 2012, the Company executed a share exchange with Walley, wherein the Company issued 25,000 common shares for all the outstanding shares of Walley, which resulted in Walley becoming a wholly owned subsidiary of the Company. On February 4, 2014, the Company executed an amendment to the share exchange agreement with Walley dated December 28, 2013, whereby the parties involved agreed to change the consideration paid by the Company for all of the outstanding stock of Walley from 25,000 shares of the Company to an unsecured promissory note in the amount of $25,000. The amended Walley purchase agreement, filed as an exhibit herein, will nullify the original share exchange agreement dated December 28, 2012. In the amended agreement, the Company agreed to let the sole shareholder of Walley keep the 25,000 shares issued to him in the original share exchange agreement as compensation for consulting services provided.

On December 28, 2012, the Company issued an additional 1,443,500 shares, which include the 25,000 shares to Walley, to consultants for their services rendered to the Company and 13,556,500 shares to its founding officers. The Company follows the guidelines and principles of FASB no. 123. The 13,556,500 shares issued to the founding officers and the 1,443,500 shares issued to consultants were valued at $0.001, which resulted in an expense of $15,000. The shares to consultants and founding officers were for services completed by December 31, 2012. The founding officers were granted 13,556,500 shares of common restricted stock as non-monetary compensation for their unpaid services and consulting regarding the formation of the company. The founding officers have paid personally for some of the accounting, legal and filing fees to begin the company. They also have contributed advice regarding the marketing, architectural development, accounting, finance, corporate structure and tax strategy. In the immediate future, while the company is being initially funded, the founding officers will be paid very little for their efforts. The consulting services were provided by unrelated third parties who advised the Board of Directors on the construction of the business plan, marketing plan, and other general business consulting services necessary to complete the S-1 filing.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in our financial statements and notes thereto and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The financial statement activity as of March 31, 2014 and December 31, 2013, are those of the Company and its wholly owned subsidiary, Walley Communications Consulting, Inc. (“Walley”). The Company, Gaming Entertainment International, Inc. has not started operations as of the date of this filing, so the operating financial activity for the three months ended March 31, 2014 and 2013 are those soles of Walley.

Results of Operations for the three months ended March 31, 2014 and 2013

The Company, Gaming Entertainment International, Inc. has not started operations as of the date of this filing, so the operating financial activity for the three months ended March 31, 2014 and 2013 are those soles of Walley.

Revenues

The Company generated $17,175 in consulting revenues through its wholly owned subsidiary Walley for the three months ended March 31, 2014 as compared to $22,154 in consulting revenues for the three months ended March 31, 2013, a decrease of $4,979. Until the Company becomes operational with its plans to acquire hotels and casinos, it is generating all its revenues through its wholly owned subsidiary Walley. Walley provides hardware wiring, telecommunications cabling, and various electrical contracting services to construction projects. The majority of these construction projects are remodels of hotels and casinos in the state of Mississippi. The Company believes having Walley as a wholly owned subsidiary will add valuable expertise to future Company owned projects.

The costs of revenues for the three months ended March 31, 2014 were $4,740 as compared to $2,832 for the three months ended March 31, 2013, an increase of $1,908. As a percentage of revenues, the cost of revenues for the three months ended March 31, 2014 was 28% as compared to 13% for the three months ended March 31, 2013. The cost of revenues is fairly low as a percentage of revenues because the majority of projects have low overheads. Walley’s revenues are earned through highly labor intensive projects. The costs of materials to complete projects are fairly low as a percentage of the revenues earned on the projects.

Operating Activities

For the three months ended March 31, 2014 operating expenses were $16,814 as compared to $15,795 for the three months ended March 31, 2013, an increase of $1,019.

For the three months ended March 31, 2014, selling, general, and administrative expenses were $6,814 compared to $2,784 for the three months ended March 31, 2013, an increase of $4,030. The increase in selling, general, and administrative expenses was primarily attributable to increases in costs relating to the filing of the Form S-1.

For the three months ended March 31, 2014 wages and compensation expenses were $10,000 compared to $11,781 for the three months ended March 31, 2013. The increase was primarily attributable to higher wages paid to an employee of Walley.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, total current assets were $3,279 and $5,657, respectively, which consisted of cash.

As of March 31, 2014 and December 31, 2013, the Company had a working capital deficit balance of $53,786 and $49,408.

For the three months ended March 31, 2014 the Company had net cash used in operations of $4,379. For the three months ended March 31, 2013 the Company had net provided by operations of $2,431 which was offset by a decrease in accounts payable of $1,098.

Going Concern

There can be no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its contemplated business plans and operations unless it obtains additional financing or otherwise is able to generate sufficient revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition and impairment of long-lived assets.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

At this point in time, there are very few companies offering on-line gambling and non-gambling gaming applications to individuals, played on computers and mobile devices. There are only three states that have legalized some form of on-line gambling gaming applications. Most companies that have some form of gambling computer/mobile device application have limited those applications to their own brick and mortar properties within the states and they do not offer these programs to other gaming firms. There is the risk that we will not have the funds to adequately market our gaming application. There is also the risk that our gaming application will not be well received by individuals or by gaming properties. The market research for our product has not yet been completed. We feel, however, that our gaming application product will be well received and will be profitable within the near future.

The market risk for purchasing and operating a brick and mortar gaming property is similar to the risks that existing properties now face. There are the normal business risks, plus risks of Gaming Control Regulatory Agencies within the state changing regulations to the degree that the changes impair our profitability. We feel that we have planned adequately and that by partnering with the experienced gaming management firm with which we have met, that our property will be successful and profitable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

The ownership and operation of any gaming facilities we will own in Nevada, or another state, are subject to extensive state and local regulation. Our gaming operations are subject to the Nevada Gaming Control Act and its regulations (hereinafter collectively referred to as the “Nevada Act”) and various local regulations. Our gaming operations are also subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Commission”), the State Gaming Control Board (the “Board”), various county commissions (gaming, liquor, health, etc.), and other local jurisdictions. These regulatory agencies are hereinafter collectively referred to as the “Nevada Gaming Authorities.” The laws, regulations and supervisory procedures of the Nevada Gaming Authorities have their genesis in various declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the creation of a source of state and local revenues though taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations. Gaming licenses require the periodic payment of fees and taxes and periodic reviews by the gaming authorities. Furthermore, gaming licenses are not transferable.

We will be registered in Nevada as a publicly traded corporation and, once we acquire a casino property, we will be required to submit, on a periodic basis, detailed financial and operating reports to the State Gaming Commission. Additionally, we may be required to furnish any other information requested by the Commission. No person may become a stockholder of, or receive any percentage of profits from us or our subsidiary (as a non-public entity) without first obtaining licenses and approvals from the appropriate Nevada Gaming Authorities. We have received from the Nevada Gaming Authorities the various documents that will be filed in the future for registrations, approvals, permits and licenses required to engage in gaming activities in Nevada.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no legal proceedings against Gaming Entertainment International, Inc. since the formation of the Company. To our knowledge, there have been no activities that would cause to have legal proceedings threatened or initiated against the Company, as of the date of this filing.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not already been reported.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

 ITEM 6. EXHIBITS.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		S-1		3.1	6/13/2013
3.2	By-Laws		S-1		3.2	6/13/2013
10.1	Share Purchase Agreement		S-1/A		10.1	9/6/2013
10.2	Amendment to Share Purchase Agreement, exhibit 10.1		S-1/A		10.2	2/10/2014
10.3	Promissory note dated February 4, 2013 to Mark Walley		S-1/A		10.3	2/10/2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMING ENTERTAINMENT INTERNATIONAL, INC.

Date: May 15, 2014	By:	/s/ Sylvain Desrosiers
Sylvain Desrosiers President and Director (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ William W. Noll William W. Noll Treasurer and Director (Principal Accounting and Financial Officer)

