Form 10-Q
period 2014-06-30
GAMING ENTERTAINMENT INTERNATIONAL, INC.
filed 2014-08-14
CIK 1576575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2014, the registrant had $15,000,000 outstanding shares of Common Stock, par value $0.001.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAMING ENTERTAINMENT INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$2,526	$5,657
Total Current Assets	2,526	5,657

Goodwill	15,780	15,780

Total Assets	$18,306	$21,437

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts Payable	$2,309	$365
Shareholder loan	40,400	29,700
Note Payable	25,000	25,000
Total Current Liabilities	67,709	55,065

Stockholders’ Deficit
Preferred stock: Gaming Entertainment International Inc.; $0.001 par value	—	—
5,000,000 shares authorized $0.001, 0 shares issued & outstanding
Common stock: Gaming Entertainment International Inc.; $0.001 par value
20,000,000 shares authorized , 15,000,000 shares issued & outstanding	15,000	15,000
Additional Paid-in Capital (Restated)	880	880
Accumulated Deficit (Restated)	(65,183)	(45,408)
Total Stockholders’ Deficiency	(49,403)	(33,628)

Total Liabilities & Stockholders’ Deficiency	$18,306	$21,437
The accompanying notes are an integral part of these unaudited financial statements

GAMING ENTERTAINMENT INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$13,990	$17,535	$31,165	$39,689
Cost of revenues	1,411	3,917	6,151	7,749

Gross profit	12,579	13,618	25,014	31,940

Operating Expenses:
Consulting	3,959	—	3,959	—
Selling, general & administrative	13,016	6,259	19,830	9,273
Wages and compensation	7,000	7,399	17,000	19,180
Total operating expenses	23,975	13,658	40,789	28,453

Net income (loss) from operations	(11,396)	(40)	(15,775)	3,487

Other income (expenses):
Interest income	—	—	—	2
Total other income (expenses)	—	—	—	2

Net income (loss) before taxes	$(11,396)	$(40)	$(15,775)	$3,489

Tax provisions	—	—	—	—

Net income (loss) after taxes	$(11,396)	$(40)	$(15,775)	$3,489

Gain (loss) per share basic & diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding (basic & diluted)	15,000,000	15,000,000	15,000,000	15,000,000

The accompanying notes are an integral part of these unaudited financial statements

GAMING ENTERTAINMENT INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net Income (Loss)	$(15,775)	$3,489
Adjustments required to reconcile net loss
to cash used in operating activities:
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable	1,944	(1,058)
Cash provided (used) by Operating Activities:	(13,831)	2,431

Cash flows from financing activities:
Proceeds from shareholder loans	10,700	—
Cash provided by Financing Activities:	10,700	—

Change in cash	$(3,131)	$2,431
Cash-beginning of period	$5,657	$7,791
Cash-end of period	$2,526	$10,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

GAMING ENTERTAINMENT INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND DECEMBER 31, 2013

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

The financial statement activity as of June 30, 2014 and December 31, 2013, are those of the Company and its wholly owned subsidiary, Walley Communications Consulting, Inc. (“Walley”). The Company, Gaming Entertainment International, Inc. has not started operations as of the date of this filing, so the operating financial activity for the six months ended June 30, 2014 and 2013 are those soles of Walley.

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

Principle of Consolidation

The accompanying consolidated financial statements include all of the accounts of Gaming Entertainment International Inc. and Walley Communications Consulting Inc. as of June 30, 2014. The financial statement activity prior to the consolidation and incorporation of the Company on December 28, 2012 are those solely of Walley Communications Consulting Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014 and December 31, 2013.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for the period ended June 30, 2014 and the year ended December 31, 2013, respectively, using the market and income approaches

Accounts Receivable and Allowance for Doubtful Accounts

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

The Company determined that there were no impairments of long-lived assets as of June 30, 2014 and December 31, 2013.

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

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

There were no potentially dilutive shares outstanding as of June 30, 2014 and December 31, 2013.

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

Going Concern

The Company has limited operating history and may experience losses in the near term. We may be dependent on sales of our equity securities and debt financing to meet our cash requirements for the future proposed expansion of operations. As of June 30, 2014, there were accumulated deficits of $65,283. The Company needs to maintain a steady operating structure, ensuring that expenses are contained such that profits are consistently achieved. In order to expand the Company’s business, the Company would likely require additional financing. Management of the Company must continually develop and refine its strategies and goals in order to execute the business plan of the Company on a broad scale and expand the business.

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

The purchase price allocation has been determined as follows:

Purchase price	$ 25,000
Allocated to:
Current assets acquired	(10,683)
Liabilities assumed	1,463
Goodwill	$ 15,780

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

At June 30, 2014, the Company determined that there were no events or circumstances which would more likely than not reduce the fair value of the goodwill asset below its carrying value.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Accounts receivable	$1,700	$1,700
Less: Allowance for doubtful accounts	(1,700)	(1,700)
	$—	$—

The Company recorded bad debt expense of $0 for the six months ended June 30, 2014 and 2013.

NOTE 5 – RELATED PARTY TRANSACTIONS

Free office space from its Chief Executive Officer

The Company has been provided office space by its majority stockholder and CEO at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Loan from Shareholder

The Company has been loaned money by its chief executive officer for working capital purposes. The loan bears no interest and is payable on demand. As of June 30, 2014 and December 31, 2013, the Company has a shareholder loan balance of $40,400 and $29,700, respectively.

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

The financial statement activity as of June 30, 2014 and December 31, 2013, are those of the Company and its wholly owned subsidiary, Walley Communications Consulting, Inc. (“Walley”). The Company, Gaming Entertainment International, Inc. has not started operations as of the date of this filing, so the operating financial activity for the six months ended June 30, 2014 and 2013 are those soles of Walley.

Results of Operations for the six months ended June 30, 2014 and 2013

The Company, Gaming Entertainment International, Inc. has not started operations as of the date of this filing, so the operating financial activity for the six months ended June 30, 2014 and 2013 are those solely of Walley.

Revenues

The Company generated $31,165 in consulting revenues through its wholly owned subsidiary Walley for the six months ended June 30, 2014, as compared to $39,689 in consulting revenues for the six months ended June 30, 2013, a decrease of $8,524. Until the Company becomes operational with its plans to acquire hotels and casinos, it is generating all its revenues through its wholly owned subsidiary Walley. Walley provides hardware wiring, telecommunications cabling, and various electrical contracting services to construction projects. The majority of these construction projects are remodels of hotels and casinos in the state of Mississippi. The Company believes having Walley as a wholly owned subsidiary will add valuable expertise to future Company owned projects.

The costs of revenues for the six months ended June 30, 2014 were $6,151, as compared to $7,749 for the six months ended June 30, 2013, a decrease of $1,598. As a percentage of revenues, the cost of revenues for the six months ended June 30, 2014 was 19% as compared to 20% for the six months ended June 30, 2013. The cost of revenues is fairly low as a percentage of revenues because the majority of projects have low overheads. Walley’s revenues are earned through highly labor intensive projects. The costs of materials to complete projects are fairly low as a percentage of the revenues earned on the projects.

Operating Activities

For the six months ended June 30, 2014 operating expenses were $40,789 as compared to $28,453 for the six months ended June 30, 2013, an increase of $12,336.

For the six months ended June 30, 2014, selling, general, and administrative expenses were $19,830 compared to $9,273 for the six months ended June 30, 2013, an increase of $10,557. The increase in selling, general, and administrative expenses was primarily attributable to increases in costs relating to the filing of the Form S-1.

For the six months ended June 30, 2014 wages and compensation expenses were $17,000 compared to $19,180 for the six months ended June 30, 2013, a decrease of $2,180. The decrease was immaterial as wages to an employee of Walley stay fairly constant.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, total current assets were $2,526 and $5,657, respectively, which consisted of cash.

As of June 30, 2014 and December 31, 2013, the Company had a working capital deficit balance of $65,183 and $49,408.

For the six months ended June 30, 2014 the Company had net cash used in operations of $13,831, which was offset by an increase in accounts payable of $1,944. For the six months ended June 30, 2013 the Company had net cash used in operations of $2,431 which was offset by a decrease in accounts payable of $1,058.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

GAMING ENTERTAINMENT INTERNATIONAL, INC.

Date: August 14, 2014	By:	/s/ Sylvain Desrosiers
Sylvain Desrosiers President and Director (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ William W. Noll William W. Noll Treasurer and Director (Principal Accounting and Financial Officer)

