Form 10-Q
period 2014-09-30
GAMING ENTERTAINMENT INTERNATIONAL, INC.
filed 2014-11-19
CIK 1576575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-189283

GAMING ENTERTAINMENT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	46-1738980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11700 WEST CHARLESTON AVENUE #170 LAS VEGAS NV	89135
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 755-3745

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

As of November 19, 2014, the registrant had 15,000,000 outstanding shares of Common Stock, par value $0.001.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAMING ENTERTAINMENT INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$1,470	$5,657
Total Current Assets	1,470	5,657

Goodwill	15,780	15,780

Total Assets	$17,250	$21,437

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts Payable	$6,365	$365
Shareholder loan	52,300	29,700
Note Payable	25,000	25,000
Total Current Liabilities	83,665	55,065

Stockholders’ Deficit
Preferred stock: Gaming Entertainment International Inc.; $0.001 par value	—	—
5,000,000 shares authorized $0.001, 0 shares issued & outstanding
Common stock: Gaming Entertainment International Inc.; $0.001 par value
20,000,000 shares authorized , 15,000,000 shares issued & outstanding	15,000	15,000
Additional Paid-in Capital (Restated)	880	880
Accumulated Deficit (Restated)	(82,295)	(49,508)
Total Stockholders’ Deficiency	(66,415)	(33,628)

Total Liabilities & Stockholders’ Deficiency	$17,250	$21,437

The accompanying notes are an integral part of these unaudited financial statements

The accompanying notes are an integral part of these unaudited financial statements

GAMING ENTERTAINMENT INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$4,335	$15,200	$35,500	$54,889
Cost of revenues	937	2,729	7,088	10,478

Gross profit	3,398	12,471	28,412	44,411

Operating Expenses:
Consulting	4,500	—	8,459	—
Selling, general & administrative	13,326	2,847	33,155	38,622
Wages and compensation	2,584	15,501	19,585	34,681
Total operating expenses	20,410	18,348	61,199	73,303

Net income (loss) from operations	(17,012)	(5,877)	(32,787)	(28,892)

Other income (expenses):
Interest income	—	—	—	2
Total other income (expenses)	—	—	—	2

Net income (loss) before taxes	$(17,012)	$(5,877)	$(32,787)	$(28,890)

Tax provisions	—	—	—	—

Net income (loss) after taxes	$(17,012)	$(5,877)	$(32,787)	$(28,890)

Gain (loss) per share basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic & diluted)	15,000,000	15,000,000	15,000,000	15,000,000

The accompanying notes are an integral part of these unaudited financial statements

GAMING ENTERTAINMENT INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net Income (Loss)	$(32,787)	$(28,890)
Adjustments required to reconcile net loss
to cash used in operating activities:
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Receivable	—	(38,027)
Increase (Decrease) in Accounts Payable	6,000	1,463
Cash provided (used) by Operating Activities:	(26,787)	5,678

Cash flows from financing activities:
Proceeds from shareholder loans	22,600	—
Cash provided by Financing Activities:	22,600	—

Change in cash	$(4,187)	$5,678
Cash-beginning of period	$5,657	$662
Cash-end of period	$1,470	$6,340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

GAMING ENTERTAINMENT INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

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

The financial statement activity as of September 30, 2014 and December 31, 2013, are those of the Company and its wholly owned subsidiary, Walley Communications Consulting, Inc. (“Walley”). The Company, Gaming Entertainment International, Inc. has not started operations as of the date of this filing, so the operating financial activity for the nine months ended September 30, 2014 and 2013 are those solely of Walley.

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

Principle of Consolidation

The accompanying consolidated financial statements include all of the accounts of Gaming Entertainment International Inc. and Walley Communications Consulting Inc. as of September 30, 2014. The financial statement activity prior to the consolidation and incorporation of the Company on December 28, 2012 are those solely of Walley Communications Consulting Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014 and December 31, 2013.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for the period ended September 30, 2014 and the year ended December 31, 2013, respectively, using the market and income approaches.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2014 and December 31, 2013.

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

There were no potentially dilutive shares outstanding as of September 30, 2014 and December 31, 2013.

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

Going Concern

The Company has limited operating history and may experience losses in the near term. We may be dependent on sales of our equity securities and debt financing to meet our cash requirements for the future proposed expansion of operations. As of September 30, 2014, there were accumulated deficits of $65,283. The Company needs to maintain a steady operating structure, ensuring that expenses are contained such that profits are consistently achieved. In order to expand the Company’s business, the Company would likely require additional financing. Management of the Company must continually develop and refine its strategies and goals in order to execute the business plan of the Company on a broad scale and expand the business.

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

At September 30, 2014, the Company determined that there were no events or circumstances which would more likely than not reduce the fair value of the goodwill asset below its carrying value.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Accounts receivable	$1,700	$1,700
Less: Allowance for doubtful accounts	(1,700)	(1,700)
	$—	$—

The Company recorded bad debt expense of $0 for the nine months ended September 30, 2014 and 2013.

NOTE 5 – RELATED PARTY TRANSACTIONS

Free office space from its Chief Executive Officer

The Company has been provided office space by its majority stockholder and CEO at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Loan from Shareholder

The Company has been loaned money by its chief executive officer for working capital purposes. The loan bears no interest and is payable on demand. As of September 30, 2014 and December 31, 2013, the Company has a shareholder loan balance of $52,300 and $29,700, respectively.

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

The financial statement activity as of September 30, 2014 and December 31, 2013, are those of the Company and its wholly owned subsidiary, Walley Communications Consulting, Inc. (“Walley”). The Company, Gaming Entertainment International, Inc. has not started operations as of the date of this filing, so the operating financial activity for the nine months ended September 30, 2014 and 2013 are those solely of Walley.

Results of Operations for the nine months ended September 30, 2014 and 2013

The Company, Gaming Entertainment International, Inc. has not started operations as of the date of this filing, so the operating financial activity for the nine months ended September 30, 2014 and 2013 are those solely of Walley.

Revenues

The Company generated $35,500 in consulting revenues through its wholly owned subsidiary Walley for the nine months ended September 30, 2014, as compared to $39,689 in consulting revenues for the nine months ended September 30, 2013, a decrease of $4,189. Until the Company becomes operational with its plans to acquire hotels and casinos, it is generating all its revenues through its wholly owned subsidiary Walley. Walley provides hardware wiring, telecommunications cabling, and various electrical contracting services to construction projects. The majority of these construction projects are remodels of hotels and casinos in the state of Mississippi. The Company believes having Walley as a wholly owned subsidiary will add valuable expertise to future Company owned projects.

The costs of revenues for the nine months ended September 30, 2014 were $7,088, as compared to $7,749 for the nine months ended September 30, 2013, a decrease of $661. As a percentage of revenues, the cost of revenues for the nine months ended September 30, 2014 was 20% as compared to 20% for the nine months ended September 30, 2013. The cost of revenues is fairly low as a percentage of revenues because the majority of projects have low overheads. Walley’s revenues are earned through highly labor intensive projects. The costs of materials to complete projects are fairly low as a percentage of the revenues earned on the projects.

Operating Activities

For the nine months ended September 30, 2014 operating expenses were $61,199 as compared to $73,303 for the nine months ended September 30, 2013, a decrease of $12,104.

For the nine months ended September 30, 2014, selling, general, and administrative expenses were $33,155 compared to $38,622 for the nine months ended September 30, 2013, a decrease of $5,467. The decrease in selling, general, and administrative expenses was primarily attributable to increases in costs relating to the filing of the Form S-1.

For the nine months ended September 30, 2014 wages and compensation expenses were $19,584 compared to $34,681 for the nine months ended September 30, 2013, a decrease of $15,097. The decrease was related to wages of an employee of Walley.

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, total current assets were $1,470 and $5,657, respectively, which consisted of cash.

As of September 30, 2014 and December 31, 2013, the Company had a working capital deficit balance of ($82,195) and ($33,628).

For the nine months ended September 30, 2014 the Company had net cash used in operations of ($26,787), which was offset by an increase in accounts payable of $6,000. For the nine months ended September 30, 2013 the Company had net cash used in operations of ($5,670) which was offset by a decrease in accounts receivables of ($38,027) and an increase in accounts payable of $1,463.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

GAMING ENTERTAINMENT INTERNATIONAL, INC.

Date: November 19, 2014	By:	/s/ Sylvain Desrosiers
Sylvain Desrosiers President and Director (Principal Executive Officer)

Date: November 19, 2014	By:	/s/ William W. Noll William W. Noll Treasurer and Director (Principal Accounting and Financial Officer)

