Form 10-K
period 2014-12-31
GAMING ENTERTAINMENT INTERNATIONAL, INC.
filed 2015-04-13
CIK 1576575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GAMING ENTERTAINMENT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-1738980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11700 W Charleston Blvd. Suite 170-170 Las Vegas, Nevada	89135
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 755-3745

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☑ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☑ NO

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ YES ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed second fiscal quarter: June 30, 2014 was $-0-.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 15,001,900 shares of common stock are outstanding as of April 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of View Systems, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

In this report, unless the context requires otherwise, references to the "Company", "Gaming Entertainment International", "we", "us" and "our" are to Gaming Entertainment International, Inc.

CORPORATE HISTORY

Gaming Entertainment International Inc. was incorporated in the state of Nevada on December 28, 2012 for the purpose of acquiring Walley Communications Consulting, Inc (“Walley”), whereby we could pursue our combined business plan of providing gambling and gaming entertainment services. Walley was a privately owned company incorporated under the state laws of Mississippi on July 27, 2006. Walley’s operations centered primarily in the casino industry and included the provision of consulting and installation services to electrical engineers, electrical contractors, cabling contractors, and end users.

Share Exchange Agreement

On December 28, 2012, we executed a share exchange agreement with Walley (the "Share Exchange Agreement"), pursuant to which we issued to Wally 25,000 shares of our restricted common stock in exchange for all of Walley’s outstanding stock. As a result, Walley became our wholly owned subsidiary. On February 4, 2014, we executed an amendment to the Share Exchange Agreement with Walley dated December 28, 2013 (the "Amendment to Share Exchange Agreement"), pursuant to which we and Walley agreed to change the consideration paid by us for all of the outstanding stock of Walley from 25,000 shares of our common stock to an unsecured promissory note in the amount of $25,000. The Amendment to Share Exchange Agreement nullified the Share Exchange Agreement.

We are currently located at 7935 W. Sahara Avenue, Suite 103, Las Vegas, Nevada 89117.

OUR BUSINESS

As of the date of this Annual Report, our business plan is to acquire and/or develop and then operate hotel/casinos in the States of Nevada, Mississippi and Oklahoma. We believe our wholly owned subsidiary, Walley, will be a critical resource with the planned future development and operations of acquired hotels and casinos.

The basis for our business plan is to initially purchase or construct a small casino in Nevada for the purpose of obtaining a gaming license, which capital expenditure will be approximately $3,000,00 to $5,000,000 (the "Gaming License"). The Gaming License will allow us to purchase or enter into a joint venture relationship with a company that has developed an Internet gaming product (the "Gaming Product"). We will use the Gaming Product in our casino and develop a network of smaller casinos to market the Gaming Product. The cost of obtaining the Gaming Product is estimated to be approximately $2,000,000 to $5,000,000 if we purchase directly, otherwise, the acquisition may be based on a partnership and revenue sharing arrangement. As of the date of this Annual Report, we do not have any contractual arrangements to obtain the Gaming License or the Gaming Product.

The other portion of our business plan is to purchase land and develop a casino in the area of D’Iberville, Mississippi. We have had meetings with the county regarding subsidizing the development of the waterfront. We have also met with the owner of the land parcel under consideration and with the architect who has drafted preliminary site plans and drawings. We have no written contracts or agreements with any party regarding this project based on the contingency to raise further funds.

Nevada Acquisition

We have made verbal contact with certain business brokers who have listings of other gaming properties for sale that would be suitable in relationship to our general business plan.

Proposed Development of Bateau Cove Casino/Hotel

The proposed Bateau Cove Development would be located in Mississippi and designed to be a leisure destination point. A casino will be part of the experience and will be approximately 70,000 square feet of innovative and cutting edge gaming, two restaurants, one buffet, two bars, specialty retail and entertainment. The casino floor will have approximately 850 to 1,200 slots and 35 table games. A lounge with mobile gaming devices would also be provided for VIP guest. An attached boardwalk will provide access to shopping, outdoor dining, conservatory and marina. In addition, there would be a 105 room hotel with five VIP suites, wedding chapel and banquet/special events services. A parking garage and some surface parking will be constructed to service the complex. When fully operational the facility should generate approximately 1,000 full time positions. We have met with the owner of the land where the property would be built, but have had only verbal discussions regarding the land. We have not entered into any written agreements with regards to this project. If we are not successful in raising money, there is a low probability the project will progress. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING STRATEGY

If we proceed with the project, we have opinions and plans to use improved property marketing strategies. The hospitality market has evolved to a new model. Casino gaming facilities no longer appear to utilize amenities as free perks for gamblers but rather they have shifted these amenities as a revenue stream and draw. This diversification of revenue potential allows for no single point of dependence for success. We plan to use the following strategy as the framework for a diverse destination facility, if the project progresses.

Casino Promotions

Geographic location criteria will be used for target mailing and promotional offers to guest on a regular schedule to establish loyalty. The direct mail strategy is comprised of the following regularly scheduled mail pieces:

➢	Active newsletter: reward active players and drive incremental trips.
➢	New member mailer: reward players for joining the player’s club with incentives to return.
➢	Reactivation mailer: reward players for making a return trip after 4 - 12 months of inactivity with incentives to return.
➢	Birthday mailer: build loyalty
➢	VIP advantage mailer: reward loyalty, drive VIP segment to player’s events, and increase trip frequency
➢	VIP Elite Mailer: Reward loyalty, drive VIP segment to player’s events, to increase trip frequency.
➢	Strategic live entertainment will also be used for special events in conjunction with the hiring of promoters that can bring junkets from the Texas, Tennessee and Georgia markets.

➢	Tourist mid week vacation packages to take advantage of local golf and fishing excursions.
➢	Wedding packages utilizing an on property chapel combined with various activities and experiences.

Planned Strategic Alliances:

➢	A joint venture with the Mississippi horticultural society could be negotiated for the maintenance of a conservatory garden which would be pursued to further attract tourist to the property. As of the date of this Annual Report, we have not entered into negotiations with them yet.
➢	Negotiated partnerships with key retail conglomerates to serve as anchors to the retail venues will incentivize patrons to also frequent the casino. We have not yet identified these partnerships at this time.
➢	Current negotiations could include premier fishing and hunting retail store. The facility would be a 165,000 sq ft 2 story building attached to the casino which would allow passage into the public spaces as well as the casino floor. It would also have a major boating department that includes trial boats and yachts on the marina. Percentages of retail revenue would be paid to the casino as well as other exchanges and incentives. We have had certain verbal discussions with prospective companies, but there have not yet been any negotiations.
➢	Celebrity chef restaurants could be considered to be part of the boardwalk dining experience. The partners of Bateau Cove have over the years established relationships with various chefs within the United States. As of the date of this Annual Report, there have no negotiations with any of these parties.
➢	In addition to celebrity chefs, Bateau Cove would seek to find a craft beer brewer to establish a small pub and brewery as part of the boardwalk. As of the date of this Annual Report, there have not been any discussions with any of these parties.
➢	The potentially selected city has available state funds to develop a marina.

Planned Entertainment - there have not yet been any discussions with concessioners:

➢	Tethered balloon ride will provide a unique experience as well as generate revenues.
➢	Zip line rides will be another form of entertainment that will provide a unique experience for locals and visitors and generate revenue.
➢	Paddle boat adventure rides can be incorporated with an island excursion. Several routes can be defined for guest to paddle out and explore the Back Bay and small islands as a form of passive adventure and exercise.
➢	Private party charters on a rental yacht. Guest can explore the Gulf and host a private event with catered food and drink provided by the casino/hotel as part of the special events packages or wedding packages.
➢	More incentives for visitors will be explored and implemented, as needed, to provide ongoing attractions targeted for specific holidays or special occasions.

Operations Management

As of the date of this Annual Report, a management contract with a leading casino management firm has been under verbal negotiations but is not near finalization for the management of the proposed hotel and casino. The selected company management team which we have had discussions with has an established and respected reputation in the gaming industry.

MARKET OVERVIEW

The Mississippi Gulf Coast is one of the largest gaming markets in the US. We feel that there is sufficient opportunity for a new casino / hotel property in the region.

EB-5 Financing

It has been decided that the Bateau Cove project will pursue EB-5 financing in addition to more traditional debt and equity financing. The following is a brief description of the program, financing requirements and how it will be implemented:

The federally available EB-5 program is a government incentive program for foreign investors to receive a permanent US visa by creating jobs through approved investments in the United States. It is a program where applications are evaluated and administered by the USCIS department.

REGULATORY AND LICENSING REQUIREMENTS

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated there under (collectively, the “Nevada Act”) and various local regulations, including the Nevada Gaming Commission and the Mississippi Gaming Control Act and the Mississippi Gaming Commission (collectively, the "Gaming Authorities").

The laws, regulations and supervisory procedures of the Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;
•	the establishment and maintenance of responsible accounting practices and procedures;
•	the maintenance of effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
•	the prevention of cheating and fraudulent practices; and
•	the establishment of a source of state and local revenues through taxation and licensing fees.

Any change in such laws, regulations and procedures could have an adverse effect on our proposed operations.

We will be required to be licensed by the Gaming Authorities to operate a single resort hotel. The gaming license requires the periodic payment of fees and taxes and is not transferable. Also, the manufacturer and distributor of gaming devices are required to be licensed. As such, we will need to periodically submit detailed financial and operating reports to the Gaming Authorities and furnish any other information that the Gaming Authorities may require. Generally, no person may become a stockholder of, or receive any percentage of the profits from, the licensed entities without first obtaining licenses and approvals from the Gaming Authorities. Additionally, certain authorities have taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. We will be required to possess all state and local government registrations, approvals, permits and licenses in order for us to engage in gaming activities within the respective states.

The Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the licensed entities must file applications with the Gaming Authorities and may be required to be licensed by the Gaming Authorities. Our officers, directors and key employees who will be actively and directly involved in the gaming activities may be required to be licensed or found suitable by the Gaming Authorities.

The Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing; both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or to have an inappropriate relationship with us or the licensed subsidiaries, we would have to sever all relationships with such person. In addition, the Gaming Authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing generally are not subject to judicial review.

We will be required to submit periodic detailed financial and operating reports to the Gaming Authorities. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to or approved by the Gaming Authorities.

If it were determined that we violated any statutes or regulations, the registration and gaming licenses we may hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we and the persons involved could be subject to substantial fines for each separate violation at the discretion of the Gaming Authorities. Further, a supervisor could be appointed by the Gaming Authorities to operate the casinos, and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the casinos) could be forfeited to the respective State. Limitation, conditioning or suspension of any gaming registration or license or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on our potential gaming operations.

Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have its suitability as a beneficial holder of our voting securities determined if the Gaming Authorities have reason to believe that such ownership would otherwise be inconsistent with the declared policies of the respective State. The applicant must pay all costs of investigation incurred by the Gaming Authorities in conducting any such investigation.

Generally, the statutes require any person who acquires more than 5% of our voting securities to report the acquisition to the Gaming Authorities further requires that beneficial owners of more than 10% of our voting securities apply to the Gaming Authorities for a finding of suitability. Under certain circumstances, an “institutional investor”, which acquires more than 10%, but not more than 25%, of our voting securities (subject to certain additional holdings as a result of certain debt restructurings), may apply to the Gaming Authorities for a waiver of such finding of suitability if such institutional investor holds the voting securities only for investment purposes. Additionally, an institutional investor that has been granted such a waiver may acquire more than 25% but not more than 29% of our voting securities if such additional ownership results from a stock re-purchase program and such institutional investor does not purchase or otherwise acquire any additional voting securities that would result in an increase in its ownership percentage.

An institutional investor will be deemed to hold voting securities only for investment purposes if it acquires and holds the voting securities in the ordinary course of business as an institutional investment and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our Board of Directors, any change in our corporate charter, by-laws, management, policies or our operations or any of our gaming affiliates, or any other action that the Gaming Authorities find to be inconsistent with holding our voting securities only for investment purposes. Activities that are deemed consistent with holding voting securities only for investment purposes include:

•	voting on all matters voted on by stockholders;
•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and
•	such other activities as the Nevada Commission may determine to be consistent with such investment intent.

If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Gaming Authorities. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Gaming Authorities may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary we, or any of the licensed subsidiaries:

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
•	pay remuneration in any form to that person for services rendered or otherwise; or
•	fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including, if necessary, the purchase for cash at fair market value.

The Gaming Authorities may, in their discretion, require the holder of any debt security of a registered corporation to file an application, be investigated and be found suitable to own the debt security of such registered corporation. If the Gaming Authorities determine that a person is unsuitable to own such security, then registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Gaming Authorities, it: (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; or (iii) pays the unsuitable person remuneration in any form.

We will be required to maintain a current stock ledger that may be examined by the Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Gaming Authorities and we are also required to disclose the identity of the beneficial owner to the Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner.

We cannot make a public offering of any securities without the prior approval of the Gaming Authorities if the securities or the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities, or to retire or extend obligations incurred for such purposes. Changes in our control through a merger, consolidation, stock or asset acquisition, management or consulting agreement, or any act or conduct by any person whereby he or she obtains control, shall not occur without the prior approval of the Gaming Authorities. Entities seeking to acquire control of a registered corporation must satisfy the Gaming Authorities concerning a variety of stringent standards prior to assuming control of such registered corporation. The Gaming Authorities may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

Certain state legislatures have declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting gaming licensees, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Gaming Authorities have established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon gaming industry and to further policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs.

Approvals are, in certain circumstances, required from the Gaming Authorities before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The state statutes typically also require prior approval of a plan of recapitalization proposed by the Board of Directors in response to a tender offer made directly to our stockholders for the purposes of acquiring control of the registered corporation.

License fees and taxes, computed in various ways depending upon the type of gaming or activity involved, are payable to the State. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. The tax on gross revenues received is generally 6.75%. In addition, an excise tax will be paid by us on charges for admission to any facility where certain forms of live entertainment are provided.

COMPETITION

The hotel/casino industry is highly competitive. All hotels located either in Nevada or Mississippi involved in gaming, compete with one another. There are large projects in Las Vegas currently suspended or in the development stage and when opened may target the same customers as we will. We may also be competing with casinos located on Native American tribal lands. The proliferation of gaming in Nevada and Mississippi and other areas located in the same region as our proposed hotels could have an adverse effect on our financial condition, results of operations or cash flows. proposed properties could also compete, to some extent, with other hotel/casino facilities in Nevada and Atlantic City, with hotel/casino and other resort facilities elsewhere in the country and the world, and with internet gaming and state lotteries. In addition, certain states have legalized, and others may legalize, casino gaming in specific areas. The continued proliferation of gaming venues could have a significant and adverse effect on our business. In particular, the legalization of casino gaming in or near major metropolitan areas from which we traditionally attract customers could have a material adverse effect on our business. The current global trend toward liberalization of gaming restrictions and the resulting proliferation of gaming venues could result in a decrease in the number of visitors to any of our proposed properties, which could have an adverse effect on our financial condition, results of operations or cash flows. Competitors of our proposed properties that can offer a hotel/casino experience that is integrated with substantial trade show and convention, conference and meeting facilities, could have an adverse effect on our competitive advantage in attracting trade show and convention, conference and meeting attendees.

Intellectual Property

Our intellectual property (“IP”) portfolio currently or will consist of copyrights, domain names and domain name system configurations, patents, trade secrets, trademarks, service marks and trade names. We believe that the name recognition, brand identification and image that we are developing through our intellectual properties will attract customers to our facility, drive customer loyalty and contribute to our success. We intend to register and protect our intellectual property in the jurisdictions in which we operate or significantly advertise, as well as in countries in which we may operate in the future.

EMPLOYEES

We do not employ any employees. We are substantially dependent on the services of Sylvain Desrosiers, our Chief Executive Officer and member of the Board of Directors, and William Noll, our Chief Financial Officer and member of the Board of Directors. The knowledge of Messrs. Desrosiers and Noll of our business would be difficult to replace in the event we should lose their services. There can be no assurance that either Mr. Desrosiers or Mr. Noll will continue in their respective present capacity for any particular period of time. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain individuals, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of our senior management or our failure to attract and retain other qualified and experienced personnel on acceptable terms could have a material adverse effect on our business.

ITEM 1A. RISK FACTORS.

RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently believe are immaterial, may also impair our business operations and financial results. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

In assessing these risks you should also refer to the other information contained in or incorporated by reference to this Annual Report on Form 10-K, including our financial statements and the related notes.

Market Risks

No assurance of continued market acceptance. There is no assurance that the Company’s services or solutions will continued to meet with market acceptance. Moreover, there is no assurance that these services and solutions will continue to have any competitive advantages. Also, there is no assurance that the market reception will be positive.

Our business is sensitive to reductions in discretionary consumer spending. Our business may be adversely affected by weak economic conditions experienced in the United States as we will be highly dependent on discretionary spending by our guests. We are not able to predict the length or severity of any economic climate. Changes in discretionary consumer spending or consumer preferences brought about by factors such as increased or continuing high unemployment, continuing high energy and automobile fuel prices, perceived or actual deterioration in general economic conditions, the protracted disruption in the housing markets, the availability of credit, perceived or actual decline in disposable consumer income and wealth (including declines resulting from increases in various tax rates) and changes in consumer confidence in the economy may continue to reduce customer demand for the leisure activities we offer and adversely affect our revenues and cash flow.

The acquisition of the property located in Nevada may not be completed and the transaction may have adverse effects on our business. The acquisition of the property in Nevada may or may not be completed as contemplated for a variety of reasons, including: (1) conditions to the closing of the transaction may not be satisfied; (2) the occurrence of an event, change or other circumstance that could give rise to the termination of the transaction; and (3) other risks to the consummation of the transaction, including the risk that the it would not be consummated within an expected time period or at all. The obligation of each party to consummate a transaction is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligations under a definitive agreement.

If the jurisdictions in which we operate increase gaming taxes and fees, our results could be adversely affected. State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and government officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. Periods of economic downturn and budget deficits, such as are currently being experienced in many states, may intensify such efforts to raise revenues through increases in gaming taxes. If the jurisdictions in which we intend to operate in the future were to increase gaming taxes or fees, depending on the magnitude of the increase and any offsetting factors, our financial condition and results of operations could be materially adversely affected.

Our business is subject to restrictions and limitations imposed by gaming regulatory authorities that could adversely affect us. The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The various states and applicable local authorities may require various licenses, findings of suitability, registrations, permits and approvals to be held by us and our subsidiary. The Nevada Gaming Commission may, among other things, limit, condition, suspend, revoke or not renew a license or approval to own the stock of any of our subsidiary for any cause deemed reasonable by such licensing authority. Any required gaming license must be renewed approximately every four years. If we violate gaming laws or regulations, substantial fines could be levied against us, our subsidiaries and the persons involved, and we could be forced to forfeit portions of our assets. The suspension, revocation or non-renewal of any of our licenses or the levy on us of substantial fines or forfeiture of assets could have a material adverse effect on our business, financial condition and results of operations.

We believe will obtain all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the future operation of our gaming activities. However, gaming licenses and related approvals are deemed to be privileges under the laws of all the jurisdictions in which we operate. We cannot assure you that our licenses, permits and approvals will be maintained or extended. We also cannot assure you that any new licenses, permits and approvals that may be required in the future will be granted to us.

Any expansion of our activities could be hindered by delays in obtaining requisite state licenses or the inability to obtain such licenses. No assurance can be given as to the term for which our licenses will be renewed in a particular jurisdiction or as to what license conditions, if any, may be imposed by such jurisdiction in connection with any future renewals. We cannot predict the effects that adoption of and changes in gaming laws, rules and regulations might have on our future operations.

The gaming industry may be adversely affected by Federal legislation and tax laws. The U.S. Congress passed UIGEA in late 2006, which prohibits any person engaged in the business of betting or wagering from knowingly accepting payments related to unlawful bets or wagers transmitted over the Internet. UIGEA prohibits financial institutions and other payment processors from processing online gaming-related financial transactions. It also expressly requires Internet bets and wagers to comply with the law of the jurisdiction where the wagers are initiated and received. In addition, the U.S. Congress has proposed several bills that would prohibit any person from accepting wagers on amateur sporting events including high school, college and Olympic events.

Pursuant to the Sports Protection Act, which became effective January 1, 1993, the proliferation of legalized sports books and wagering was significantly curtailed. The Sports Protection Act effectively outlawed sports betting nationwide, excluding Nevada and sports lotteries in Oregon, Montana, and Delaware. Thus, sports books and wagering are permitted to continue to operate in Nevada, provided the wager originates in Nevada and is received by a licensed sports book in Nevada. Moreover, the Interstate Wire Act also prohibits those in the business of betting and wagering from utilizing a wire communication facility for the transmission in interstate or foreign commerce of any bets, wagers or information assisting in the placing of such bets and wagers on any sporting event or contest unless such betting or wagering activity is specifically authorized in each jurisdiction involved.

There is no guarantee that the U.S. Congress will not pass a bill which would adversely affect our operations. Additionally, federal and state tax legislation matters, including changes to current law, or new assessments by taxing authorities could also negatively impact our results of operations or financial position.  An Adverse Change Affecting the Gaming Industry, Such as a Change in Gaming Regulations or a Decrease in the Rate of Growth and Popularity of Casino Gaming, Particularly Those Casinos with Race and Sports Wagering, Will Negatively Impact Our Profitability and Our Potential for Growth

Our ability to grow and operate profitably is substantially dependent upon the expansion of the Nevada gaming industry and other factors that are beyond our control. These factors include, among others, the pace of development and expansion, changes in gaming regulations, the continued popularity of casino gaming, particularly those casinos with race and sports wagering, as a leisure activity, etc. An adverse change in any of these economic, political, legal or other factors may negatively impact our results of operations. Additionally, consolidation of existing gaming operations could negatively impact our pricing structure and revenue. The number of visitors to Las Vegas increased 4.3% for the year ended December 31, 2011, and gaming revenues were increased slightly in 2011 compared with 2010 according to the Las Vegas Convention and Visitors Authority.

Holders of our common stock may be subject to gaming regulatory requirements or could be forced to sell their shares. Nevada, in which we may operate a gaming facility, has regulations requiring owners of more than a specified percentage of our outstanding stock to notify gaming regulatory authorities, provide information or certifications to those authorities and, in some cases, apply for a finding of suitability or license. The threshold level of ownership for such requirements in some jurisdictions is as low as 5% of our outstanding common stock, although exceptions or reduced requirements may be applicable for timely submissions by holders who generally qualify as “institutional investors” as defined in that jurisdiction and own not more than 10% of our stock. The specific qualifications vary by jurisdiction, but the lack of intent to exercise control over the company or its operations, by itself, is not a sufficient basis for exception or reduced requirements in some jurisdictions.

Owners of sufficient percentages of our common stock who do not or cannot comply with these requirements may be compelled to dispose of their common stock quickly and at a time at which they do not desire to do so. Any such sales by a significant holder of common stock, and the regulatory disincentives to acquire significant ownership positions, could affect the trading price of our common stock.

Certain beneficial owners of our voting securities may be required to file an application with, and be investigated by, the Gaming Authorities, and the Nevada Commission may restrict the ability of a beneficial owner to receive any benefit from our voting securities and may require the disposition of shares of our voting securities, if a beneficial owner is found to be unsuitable. Any person who acquires beneficial ownership of more than 10% of our voting securities will be required to apply to the Gaming Authorities for a finding of suitability. Under certain circumstances, an “institutional investor”, which acquires beneficial ownership of more than 10%, but not more than 25%, of our voting securities (subject to certain additional holdings as a result of certain debt restructurings or stock repurchase programs), may apply to the Gaming Authorities for a waiver of such finding of suitability requirement if the institutional investor holds our voting securities only for investment purposes. In addition, any beneficial owner of our voting securities, regardless of the number of shares beneficially owned, may be required at the discretion of the Gaming Authorities to file an application for a finding of suitability as such. In either case, a finding of suitability is comparable to licensing and the applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting the investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Gaming Authorities may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond such period of time as may be prescribed by the Gaming Authorities may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or a licensed subsidiary, we, or any of the licensed subsidiaries: (i) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (ii) pay remuneration in any form to that person for services rendered or otherwise; or (iii) fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including, if necessary, purchasing them for cash at fair market value.

The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us. A substantial majority of our revenue will be attributable to slot machines operated by us at our casino. It is important that, for competitive reasons, we offer the most popular and up-to-date slot machine games with the latest technology to our guests.

In recent years, the prices of new slot machines with additional features have escalated faster than the general rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participation lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participation lease is substantially more expensive over the long term than the cost to purchase a new machine. For competitive reasons, we may choose to purchase new slot machines or enter into participation lease arrangements that are more expensive than the costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, it could hurt our profitability.

We materially rely on a variety of hardware and software products to maximize revenue and efficiency in our operations. Technology in the gaming industry is developing rapidly, and we may need to invest substantial amounts to acquire the most current gaming and hotel technology and equipment in order to remain competitive in the markets in which we operate. Ensuring the successful implementation and maintenance of any new technology acquired is an additional risk.

Any loss from service of our one potential operating facility for any reason could materially adversely affect us. Our one operating facility in Nevada could be lost from future service due to casualty, mechanical failure, extended or extraordinary maintenance, floods, droughts, hurricanes, earthquakes or other severe weather conditions. The property site in Nevada may experience ongoing geologic instability that will require periodic maintenance and improvements. A site failure could cause us to limit or cease operations. The loss of an only existing and operating facility from service for any period of time likely would adversely affect our operating results and borrowing capacity in an amount that we are unable to reasonably accurately estimate.

The failure or inability to perform under client contracts could result in damage to our reputation and give rise to legal claims against us. If clients are not satisfied with the level of performance, our reputation in the industry may suffer, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Reliance on third party agreements and relationships is necessary for development of our business. Our operations will depend on a number of third parties and contractual relationships therewith. We will have limited control over these third parties. We will probably not have many long-term agreements with many of them. We rely upon a number of third parties to carry our business operations in Nevada, and we will need to expand in the future the number of third parties doing this on our behalf. There can be no assurance that existing such agreements will not be terminated or that they will be renewed in the future on terms acceptable to us, or that we will be able to enter into additional such agreements. Our inability to preserve and expand the necessary contractual relations with third parties would likely materially adversely affect our business, results of operations and financial condition. We also will rely on a variety of technology that we will license from third parties. Our loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays. These delays could materially adversely affect our business, results of operations and financial condition, until equivalent technology could be identified, licensed or developed and integrated. Moreover, we may occasionally use third parties in connection with our work on the Internet site. In addition, we do not own a gateway onto the Internet. Instead, we now and presumably always will rely on a network operating center to connect our Web site to the Internet. Overall, our inability to maintain satisfactory relationships with the requisite third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of services they provide at a satisfactory standard, could materially adversely affect our business, results of operations and financial condition. The uncertain factors relating to our reliance on third party agreements and outside service providers increases the risk to potential investors in this Company. We will need strong third party relationships and partnerships in order to develop and grow our business. We will be substantially dependent on these strategic partners and third party relationships.

There are significant risks associated with our ongoing and future construction projects, which could have an adverse effect on our financial condition, results of operations or cash flows from these planned facilities. Our future construction projects will entail significant risks. Construction activity requires us to obtain qualified contractors and subcontractors, the availability of which may be uncertain. Construction projects are subject to cost overruns and delays caused by events outside of our control or, in certain cases, our contractors’ control, such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction materials or equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite materials, licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of our projects, or otherwise affect the design and features. In addition, the number of ongoing projects and their locations throughout the world present unique challenges and risks to our management structure. If our management is unable to manage successfully our construction projects, it could have an adverse effect on our financial condition, results of operations or cash flows.

Also, the anticipated costs for our future projects will be based on budgets, designs, development and construction documents and schedule estimates that we have prepared with the assistance of architects and other construction development consultants and that are subject to change as the design, development and construction documents are finalized and as actual construction work is performed. A failure to complete a project on budget or on schedule may have an adverse effect on our financial condition, results of operations or cash flows.

We expect to incur additional expenses and may ultimately never be profitable. We are an early-stage company and has a limited history of its operations. We will need to continue generating revenue in order to maintain sustained profitability. Ultimately, in spite of our best or reasonable efforts, we may have difficulty in generating revenues or remaining profitable.

Our officers and directors beneficially own and will continue to own a majority of our common stock and, as a result, can exercise control over stockholder and corporate actions. Our officers and directors currently beneficially own approximately 90% of our outstanding common stock. As such, they are able to control most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of our common stock or prevent stockholders from realizing a premium over the market price for their shares.

We depend on our management team to manage our business effectively. Our future success is dependent in large part upon our ability to understand and develop the business plan and to attract and retain highly skilled management, operational and executive personnel. In particular, due to the relatively early stage of our business, our future success is highly dependent on our officers, to provide the necessary experience and background to execute our business plan. The loss of any officer’s services could impede, particularly initially as we build a record and reputation, our ability to develop our objectives, and as such would negatively impact our possible overall development.

Government regulation could negatively impact the business. Our business segments may be subject to various government regulations in the jurisdictions in which they operate. Due to the potential wide scope of our operations, we could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

We do not intend to pay dividends to our stockholders, so investors will not receive any return on investment in us prior to selling their interest. We do not project paying dividends but anticipates that we will retain future earnings for funding our growth and development. Therefore, investors should not expect us to pay dividends in the foreseeable future. As a result, investors will not receive any return on their investment prior to selling their shares, if and when a market for such shares develops. Furthermore, even if a market for our securities does develop, there is no guarantee that the market price for the shares would be equal to or more than the initial per share investment price paid by any investor. There is a possibility that the shares could lose all or a significant portion of their value from the initial price paid in this offering.

Our stock may be considered a penny stock and any investment in our stock will be considered a high-risk investment and subject to restrictions on marketability. If the shares commence trading, the trading price of our common stock may be below $3.00 per share. If the price of the common stock is below such level, trading in its common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $3.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transactions before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock which could impact the liquidity of our common stock.

The recently enacted JOBS Act will also allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC. The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

•	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•	be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

•	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

•	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We intend to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in us and the market price of our common stock may be adversely affected.

We may face significant competition from companies that serve our industries. We may face competition from other companies that offer similar services. Some of these potential competitors may have longer operating histories, greater brand recognition, larger client bases and significantly greater financial, technical and marketing resources than we possesses. These advantages may enable such competitors to respond more quickly to new or emerging trends and changes in customer preferences.

These advantages may also allow them to engage in more extensive market research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. We believe that our current and anticipated solutions are, and will be, sufficiently different from existing competition, and that there is limited to no competition in its local area. However, it is nevertheless possible that potential competitors may have or may rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully, and competitive pressures may adversely affect its business, results of operations and financial condition.

No formal market survey has been conducted. No independent marketing survey has been performed to determine the potential demand for our services over the longer term. We have conducted no marketing studies regarding whether its business would continue to be marketable. No assurances can be given that upon marketing, sufficient customer markets and business segments can be developed to sustain our operations on a continued basis.

Our Board of Directors is authorized the issuance of preferred stock with certain preferences. Our Board of Directors is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of the shares. The Board of Directors may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock. Any such preferences may operate to the detriment of the rights of the holders of the shares, and further, could be used by the board of directors as a device to prevent a change in our control. No such preferred shares or preferences have been issued to date, but such shares or preferences may be issued at a later time, subject to the sole discretion of the board of directors.

We do not maintain certain insurance, including errors and omissions and indemnification insurance. We have limited capital and, therefore, do not currently have a policy of insurance against liabilities arising out of the negligence of its officers and directors and/or deficiencies in any of its business operations. Even assuming that we obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against us, our officers and directors, or our business operations. Any such liability which might arise could be substantial and may exceed our assets. Our certificate of incorporation and by-laws provide for indemnification of officers and directors to the fullest extent permitted under Nevada law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons, it is the opinion of the Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

Intellectual property and/or trade secret protection may be inadequate. We have not applied for any intellectual property or trade secret protection on any aspects of its business. We have no current plans on attempting to obtain patents, copyright, trademarks and/or service marks on any of its solutions and services. There can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar solutions and services.

We are subject to the potential factors of market and customer changes. Our business is susceptible to rapidly changing preferences of the marketplace and its customers. The needs of customers are subject to constant change. Although we intend to continue to develop and improve our services to meet changing customer needs of the marketplace, there can be no assurance that funds for such expenditures will be available or that our competition will not develop similar or superior capabilities or that we will be successful in its internal efforts. Our future success will depend in part on our ability to respond effectively to rapidly changing trends, industry standards and customer requirements by adapting and improving the features and functions of our services.

Operational Risks

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, delay compliance with new or revised accounting standards that have different effective dates for public and private companies until they are made applicable to private companies, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. We have decided to take advantage of the exemptions provided to emerging growth companies and as a result our financial statements may not be comparable to companies that comply with public company effective dates. In addition, some investors might find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are an early-stage company with a limited operating history, and as such, any prospective investor may have difficulty in assessing our profitability or performance. Because we are an early-stage company with a limited operating history, it could be difficult for any investor to assess the performance of the Company or to determine whether we will meet our projected business plan. We have limited financial results upon which an investor may judge its potential. As a company still in the early stages of its life, we may in the future experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early-stage business. An investor will be required to make an investment decision based solely on our management’s history, our projected operations in light of the risks, our limited operations and financial results to date, and any expenses and uncertainties that may be encountered by one engaging in our industry.

We are an early-stage organization and have a correspondingly small financial and accounting organization. Being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified officers and directors. We are an early-stage company with no developed finance and accounting organization and the rigorous demands of being a public company require a structured and developed finance and accounting group. As a reporting company, we are already subject to the reporting requirements of the Securities Exchange Act of 1934. However, the requirements of these laws and the rules and regulations promulgated there under entail significant accounting, legal and financial compliance costs which may be prohibitive to us as we develop our business plan, services and scope. These costs have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on its personnel, systems and resources.

The Securities Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the development of our business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If we are unable to obtain adequate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

We are an early-stage company and has little experience in being a public company. We are an early-stage company and as such have little experience in managing a public company. Such lack of experience may result in us experiencing difficulty in adequately operating and growing its business. Further, we may be hampered by lack of experience in addressing the issues and considerations which are common to growing companies. If our operating or management abilities consistently perform below expectations, our business is unlikely to thrive.

Financial Risks

We have generated revenues, but limited profits, to date. We have generated limited profits to date. Our business model involves significant costs of services, resulting in a low margin on revenues. Coupling this fact with operating expenses incurred by us, we have only generated a small amount of total profits in the past. We hope that as our business expands that the scale of the enterprise would result in a higher operating margin and net margin.

We have a history of operating losses and there can be no assurance we will be profitable in the future. There is substantial doubt about our ability to continue as a going concern. We have limited operating history and may experience losses in the near term. We may be dependent on sales of our equity securities and debt financing to meet our cash requirements for the future proposed expansion of operations. We had losses from operations totaling $29,787 for the fiscal year ended December 31, 2014. As of December 31, 2014, we had an accumulated deficit of $79,295. We need to maintain a steady operating structure, ensuring that expenses are contained such that profits are consistently achieved. In order to expand our business, we would likely require additional financing. Our management must continually develop and refine its strategies and goals in order to execute our business plan on a broad scale and expand the business.

One of the biggest challenges we face will be in securing adequate capital to continue to expand our business and increase operations. Secondarily, an ongoing challenge remains the maintenance of an efficient operating structure and business model. We must keep our expenses and the costs of employees at a minimum in order to generate a profit from the revenues that it receives from its clients. Third, in order to expand, we will need to continue implementing effective sales and marketing strategies to reach and forge new business relationships. We have devised our initial sales, marketing and advertising strategies, however, we will need to continue refinement of these strategies and also skillfully implement these plans in order to achieve ongoing and long-term success in its business. Fourth, we must continuously identify, attract, solicit and manage employee talent, which require us to consistently recruit, incent and monitor various employees. High employee turnover or attrition is a significant risk for us, as it requires expending substantial resources to locate and train new personnel and also to replace personnel for clients. These tasks require significant time and attention from our management, and employees may nevertheless become dissatisfied with their respective tenure with us.

Due to financial constraints and the early stage of our life, we have to date conducted limited advertising and marketing to reach customers. In addition, we have not yet located the sources of funding to develop on a broader scale through acquisitions or other major partnerships. If we were unable to locate such financing and/or later develop strong and reliable sources of potential new business relationships and a means to efficiently reach new business partners and customers, it is unlikely that we will be able to develop our proposed expanded operations and business plan. Moreover, the above assumes that our services are consistently met with client satisfaction in the marketplace and exhibit steady success amongst the potential customer base, neither of which is reasonably predictable or guaranteed.

Our independent registered public account firm as raised doubt over our ability to continue as a going concern. The independent registered public accounting firm’s report accompanying our December 31, 2014 and December 31,2013 year end audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected

We have incurred substantial operating and net losses, as well as negative operating cash flow and do not have financing commitments in place to meet expected cash requirements for the next twelve months. Our net loss for the year ended December 31, 2014 was $1,337,529 and our net loss for the year ended December 31, 2013 was $2,047. Our retained deficit was $1,339,617 at December 31, 2014. We are unable to fund our day-to-day operations through revenues alone, and management believes we will incur operating losses for the near future while we expand our sales channels. While we have expanded our product line and expect to establish new sales channels, we may be unable to increase revenues to the point that we attain and are able to maintain profitability. We have had to rely on private financing to cover cash shortfalls. As a result, we continue to have significant working capital and stockholders' deficits including a substantial accumulated deficit at December 31, 2014. In recognition of such, our independent registered public accounting firms have included an explanatory paragraph in their respective reports on our consolidated financial statements for the fiscal years ended December 31, 2014, and December 31, 2013 that expressed substantial doubt regarding our ability to continue as a going concern.

Our level of debt may limit our operating and financial flexibility. As of December 31, 2014, we had $80,665 aggregate principal amount of debt outstanding. Other covenants that limit our operational and financial flexibility, such as by: (i) limiting the additional indebtedness that we may incur; (ii) limiting certain business activities, investments and payments; and (iii) limiting our ability to dispose of certain assets.

These covenants may limit our ability to engage in activities that may be in our long-term best interests.

In addition, our levels of indebtedness could: (i) limit our ability to withstand business and economic downturns and/or place us at a competitive disadvantage compared to our competitors that have less debt, because of the high percentage of our operating cash flow that is dedicated to servicing our debt; (ii) limit our ability to make capital investments in order to expand our business; (iii) limit our ability to invest operating cash flow in our business and future business opportunities, because we use a substantial portion of these funds to service debt and because our covenants restrict the amount of our investments; (iv) limit our ability to invest operating cash flow in our business and future business opportunities, because we use a substantial portion of these funds to service debt and because our covenants restrict the amount of our investments; (v) limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or other purposes; (vi) make it more difficult for us to satisfy our financial obligations; (vii) limit our ability to pay dividends; and (viii) limit our ability to attract and retain talent.

If cash generated from operations is insufficient to satisfy our liquidity requirements, if we cannot service our debt, or if we fail to meet our covenants, we could have substantial liquidity problems. In those circumstances, we might have to sell assets, delay planned investments, obtain additional equity capital or restructure our debt. Depending on the circumstances at the time, we may not be able to accomplish any of these actions on favorable terms or at all.

In addition, our failure to comply with the covenants contained in our loan agreements could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

If we have asset impairment in a business segment, our net earnings and net worth could be materially and adversely affected by a write-down of goodwill, intangible assets or fixed assets. We have not recorded an amount of goodwill, which would represents the excess of cost over the fair value of the net assets of the business acquired; other identifiable intangible assets, including trademarks and trade names; and fixed assets. Impairment of goodwill, identifiable intangible assets or fixed assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. Under U.S. GAAP, we are required to charge the amount of any impairment immediately to operating income. In 2013 and 2012, we did not have any impairment related to goodwill or intangible assets. During 2013 and during 2012, no impairment occurred related to fixed assets.

We will conduct an impairment analysis at a minimum annually related to goodwill and other indefinite lived intangible assets. This analysis requires our management to make significant judgments and estimates, primarily regarding expected growth rates, the terminal value calculation for cash flow and the discount rate. We determine expected growth rates based on internally developed forecasts considering our future financial plans. We establish the terminal cash flow value based on expected growth rates, capital spending trends and investment in working capital to support anticipated sales growth. We estimate the discount rate used based on an analysis of comparable company weighted average costs of capital that considered market assumptions obtained from independent sources. The estimates that our management uses in this analysis could be materially impacted by factors such as specific industry conditions, changes in cash flow from operations and changes in growth trends. In addition, the assumptions our management uses are management's best estimates based on projected results and market conditions as of the date of testing. Significant changes in these key assumptions could result in indicators of impairment when completing the annual impairment analysis. We assess our fixed assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We remain subject to future financial statement risk in the event that goodwill, other identifiable intangible assets or fixed assets become further impaired. For further discussion of key assumptions in our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.”

Our ability to recognize the benefit of deferred tax assets is dependent upon future taxable income and the timing of temporary difference reversals. We recognize the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income and the timing of reversals of temporary differences. To the extent that these factors differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could impact our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2013 and 2012, those jurisdictions have not yielded a net deferred tax asset position after valuation allowances.

Legal and Regulatory Risks

Increasing legal and regulatory complexity will continue to affect our operations and results in potentially material ways. Our legal and regulatory environment worldwide exposes us to complex compliance, litigation and similar risks that affect our operations and results in ways that potentially may be material. In our market, we are subject to increasing regulation, which will increase our cost of doing business. Among the more important regulatory and litigation risks we face and must manage are the following:

•	The cost, compliance and other risks associated with the often conflicting and highly prescriptive regulations we face where inconsistent standards imposed by local, state and federal authorities can increase our exposure to litigation or governmental investigations or proceedings;
•	The impact of new, potential or changing regulation that can affect our business plans, such as those relating to the gaming industry;
•	The impact of litigation trends, particularly in our major markets; the relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings; and the cost and other effects of settlements or judgments, which may require us to make disclosures or take other actions that may affect perceptions of our brand and products;

•	The increasing costs and other effects of compliance with U.S. regulations affecting our workforce and labor practices, including regulations relating to wage and hour practices, immigration, healthcare, retirement and other employee benefits and unlawful workplace discrimination;
•	The cost and disruption of responding to governmental audits, investigations or proceedings (including audits of abandoned and unclaimed property, tax audits and audits of pension plans and our compliance with wage and hour laws), whether or not they have merit, and the cost to resolve or contest the results of any such governmental audits, investigations or proceedings;
•

The impact of changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and the impact of settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope.

We are subject to complex corporate governance, public disclosure and accounting requirements to which most of our competitors are not subject. We are subject to changing rules and regulations of federal and state government, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board (“PCAOB”), the Securities and Exchange Commission (“SEC”) and the OTCBB exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by the U.S. Congress. For example, the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the PCAOB, imposed and may impose further compliance burdens and costs on us. Also, in July 2010, the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act includes significant corporate governance and executive compensation-related provisions that require the SEC to adopt additional rules and regulations in these areas. Our efforts to comply with new requirements of law and regulation are likely to result in an increase in expenses and a diversion of management's time from other business activities. Also, those laws, rules and regulations may make it more difficult and expensive for us to attract and retain key employees and directors and to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage.

Our competitors generally are not subject to these rules and regulations, because they do not have securities that are publicly traded on a U.S. securities exchange. As a result, our competitors generally are not subject to the risks identified above. In addition, the public disclosures that we are required to provide pursuant to these rules and regulations may furnish our competitors with greater competitive information regarding our operations and financial results than we are able to obtain regarding their operations and financial results, thereby placing us at a competitive disadvantage.

Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce net sales or otherwise harm our business. Our success depends in part on our ability to protect our licensed intellectual property rights. We rely on a combination of patent, trademark, copyright and trade secret laws, licenses, confidentiality and other agreements to protect our licensed intellectual property rights. However, this protection may not be fully adequate. Our licensed intellectual property rights may be challenged or invalidated, an infringement suit by us against a third party may not be successful and/or third parties could adopt trademarks similar to our own. In particular, third parties could design around or copy our branded products, which are important contributors to our competitive position in the tableware industry. We may be particularly susceptible to these challenges in countries where protection of intellectual property is not strong. In addition, we may be accused of infringing or violating the intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in costly litigation and divert the efforts of our personnel. Our failure to protect our intellectual property or prevail in any intellectual property litigation could materially and adversely affect our competitive position, reduce net sales or otherwise harm our business.

Nevada law and our Articles of Incorporation may protect our directors from certain types of lawsuits. Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Broker-dealer requirements may affect trading and liquidity. When our stock commences trading, Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stocks." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We have identified material weaknesses in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting. Although we intend to take steps to correct our identified material weaknesses in our internal controls and revise our interim financial disclosures for periods in 2015, the existence of these or possibly other material weaknesses or significant deficiencies raises concerns that the prevention of future errors could require the allocation of scarce financial resources at times when such resources may not be available to us. As of the date of this Annual Report, we are working to correct any material weaknesses in our internal controls. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information; the market price of our stock could decline significantly; we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

We intend to address material weaknesses by reviewing our accounting and finance processes to identify any improvements thereto that might enhance our disclosure controls and procedures and our internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness. Our ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in our market area and/or competition from other employers.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could lead to loss of investor confidence in our reported financial information. Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

To maintain compliance with Section 404 of the Act, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging and requires management to dedicate scarce internal resources and to retain outside consultants.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time for securities disclosure reporting deadlines. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

There is no trading market for our shares, and if an active trading market does not develop, purchasers of our shares may be unable to sell them publicly. As of the date of this Annual Report, we have not filed a 15c2-11 with FINRA through a market maker. We do not yet have a trading symbol. Therefore, there is no trading market for our shares, and we do not know if an active trading market will develop. An active market will not develop unless broker-dealers develop interest in trading our shares, and we may be unable to generate interest in our shares among broker-dealers until we generate meaningful revenues and profits from operations. Until that time occurs, if it does at all, purchasers of our shares may be unable to sell them publicly. In the absence of an active trading market:

●	Investors may have difficulty buying and selling our shares or obtaining market quotations;
●	Market visibility for our common stock may be limited; and
●	A lack of visibility for our common stock may depress the market price for our shares.

Moreover, when our shares do commence trading, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors, including the following: (i) actual or anticipated fluctuations in our quarterly operating results and revisions to our expected results; (ii) changes in financial estimates by securities research analysts; (iii) conditions in the market for our products; (iv) changes in the economic performance or market valuations of companies specializing in the defense industries; (v) announcements by us or our competitors of new services, strategic relationships, joint ventures or capital commitments; (vi) addition or departure of key personnel; (vii) litigation related to any intellectual property; and (viii) sales or perceived potential sales of our shares.

In addition, the securities market has from time to time, and to an even greater degree since the last quarter of 2014 experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our ordinary shares.  Furthermore, in the past, following periods of volatility in the market price of a public company’s securities, shareholders have frequently instituted securities class action litigation against that company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources.

When we establish a market for our shares, sales of our common stock relying upon Rule 144 may depress prices in the market for our common stock by a material amount when a market is established. As of the date of this Annual Report, certain of our common stock held by non-affiliates were issued before December 31, 2014 and will have been issued and outstanding beyond applicable holding periods imposed by Rule 144 under the Securities Act of 1933, as amended. Thus, with certain of our shares of common stock issued prior to December 31, 2014 to non-affiliates being freely tradeable, there is a significant risk that sales under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in the over-the-counter market, especially in situations where a large volume of shares is offered for sale at the same time.

Securities saleable pursuant to the Rule 144 exemption from registration may only be resold, however, if all of the requirements of Rule 144 have been met, including, but not limited to, the requirement that the issuer of the securities have made available all required public information. However, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of at least six months and the other requirements of Rule 144 have been satisfied. Presently shares of restricted common stock held by our non-affiliates may be sold, subject to compliance with Rule 144, six months after issuance, provided that our Exchange Act registration remains in effect and we are current in our disclosure reporting obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of the date of this Annual Report, there are no unresolved SEC Staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

Our officer utilizes an office at 2685 Hackney Road, Weston, Florida 33331 at no cost.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

MARKET INFORMATION

AS of the date of this Annual Report, we have not yet applied to FINRA by submitting our 15c2-11 for a trading symbol. We anticipate that we will make such application within the second quarter of fiscal year 2015.

OTC Bulletin Board (1) (2)

		High	Low
December 31, 2014		$0	$0
August 31, 2014	S	0	$0
June 30, 2014		$0	$0
March 31, 2014		$0	$0

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	Source: www.nasdaq.com

SHAREHOLDERS OF RECORD

As of April 10, 2015, there were approximately eighty (80) shareholders of record of our common stock, not including holders who hold their shares in street name. We have not yet engaged a transfer agent.

DIVIDENDS

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares on the expectation of future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-
Equity compensation plans not approved by security holders
2015 Flexible Stock Option Plan	-0-
Total		-

As of the date of this Annual Report, we do not have a stock option plan.

INFORMATION RELATING TO OUTSTANDING SHARES

As of April 10, 2015, there were 15,001,900 shares of our common stock issued and outstanding. We have not reserved any shares for issuance upon exercise of common stock purchase warrants or stock options.

Of all of our issued and outstanding common shares, 13,556,500 shares are owned by our officers and directors and 1,443,5000 shares were issued in private placement offerings or otherwise have been held a period in excess of six months and are eligible to be resold pursuant to Rule 144 promulgated under the Securities Act.

The resale of our shares of common stock owned by officers, directors and affiliates is subject to the volume limitations of Rule 144. In general, Rule 144 permits our affiliate shareholders who have beneficially-owned restricted shares of common stock for at least six months to sell without registration, within a three-month period, a number of shares not exceeding one percent of the then outstanding shares of common stock. Furthermore, if such shares are held for at least six months by a person not affiliated with us (in general, a person who is not one of our executive officers, directors or principal shareholders during the three month period prior to resale), such restricted shares can be sold without any volume limitation, provided all of the other requirements for resale under Rule 144 are applicable.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended December 31, 2014 and to current date, we did not issue any shares of unregistered common stock.

S-1 REGISTRATION STATEMENT

On June 13, 2013, we filed a registration statement with the U.S. Securities & Exchange Commission (“SEC”) on Form S-1 to register 5,000,000 shares of our common stock with the hope of raising up to $15,000,000 in proceeds. The SEC file number of the registration statement is 000-1576575. The Form S-1 was declared effective by the SEC on April 21, 2014. The stated primary purposes of the offering are to obtain additional capital to: (1) apply for EB 5 funding; (ii) facilitate product fulfillment (manufacturing, packaging and shipment), which we anticipate will enable future orders to be self funding; (2) purchase land in Mississippi and commence development of proposed hotel and casino; (iii) pursue planned hotel and casino development in Nevada; and (iv) pursue planned hotel and casino development in Oklahoma.

The offering price for our shares registered in the offering is $3.00 per share for an aggregate offering price of $15,000,000.

As of April 10, 2015, we have sold 1,900 shares of our common stock for gross proceeds of $4,700. The offering at all times has been self-underwritten, meaning we have been offering the registered shares ourselves, and we have not entered into an agreement for an underwriter to acquire some or all of the shares registered. We have not incurred a material amount of expenses in offering the shares for sale because the market price of our common stock was below the fixed offering price provided in the prospectus.

ISSUER PURCHASE OF SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the years ended December 31, 2014 and 2013 should be read in conjunction with the Financial Statements and other information presented elsewhere in this Annual Report.

OVERVIEW

Our business plan is to acquire and/or develop and then operate hotel/casinos in the States of Nevada, Mississippi and Oklahoma. We believe our wholly owned subsidiary, Walley, will be a critical resource with the planned future development and operations of acquired hotels and casinos.

The basis for our business plan is to initially purchase or construct a small casino in Nevada for the purpose of obtaining a gaming license, which capital expenditure will be approximately $3,000,00 to $5,000,000 (the "Gaming License"). The Gaming License will allow us to purchase or enter into a joint venture relationship with a company that has developed an Internet gaming product (the "Gaming Product"). We will use the Gaming Product in our casino and develop a network of smaller casinos to market the Gaming Product. The cost of obtaining the Gaming Product is estimated to be approximately $2,000,000 to $5,000,000 if we purchase directly, otherwise, the acquisition may be based on a partnership and revenue sharing arrangement. As of the date of this Annual Report, we do not have any contractual arrangements to obtain the Gaming License or the Gaming Product.

The other portion of our business plan is to purchase land and develop a casino in the area of D’Iberville, Mississippi. We have had meetings with the county regarding subsidizing the development of the waterfront. We have also met with the owner of the land parcel under consideration and with the architect who has drafted preliminary site plans and drawings. We have no written contracts or agreements with any party regarding this project based on the contingency to raise further funds.

RESULTS OF OPERATIONS

The following discussions are based on the consolidated financial statements of Gaming Entertainment International, Inc. and its subsidiary. These charts and discussions summarize our financial statements for the years ended December 31, 2014 and 2013 and should be read in conjunction with the financial statements, and notes thereto, included with this Annual Report.

SUMMARY COMPARISON OF OPERATING RESULTS
	Years ended December 31,
	2014	2013
Revenues	$35,500	$71.047
Operating Expenses	59,135	85,131
Operating loss	(29,787)	(30,738)
Other income	-0-	2
Net loss	(29,787)	(30,736)
Net loss per share	(0.00)	(0.00)

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013.

Our net loss for fiscal year ended December 31, 2014 was ($29,787) compared to a net loss of ($30,736) during fiscal year ended December 31, 2013 (an increase in net loss of $1,335,482).

We generated revenues through our wholly-owned subsidiary, Walley, in the amount of $35,500 during fiscal year ended December 31, 2014 compared to $71,047 during fiscal year ended December 31, 2013, a decrease of $35,547. Until we become operational with our plans to acquire hotels and casinos, our source of revenue shall primarily be through our wholly owned subsidiary Walley. Walley provides hardware wiring, telecommunications cabling, and various electrical contracting services to construction projects. The majority of these construction projects are remodels of hotels and casinos in the state of Mississippi. We believe that our wholly-owned owned subsidiary will add valuable expertise to our future owned projects.

The costs of revenues during fiscal year ended December 31, 2014 was $6,151 as compared to $16,654 for fiscal year ended December 31, 2013, a decrease of $10,503. As a percentage of revenues, the cost of revenues for fiscal year ended December 31, 2014 was 17% as compared to 23% for fiscal year ended December 31, 2013. The cost of revenues is fairly low as a percentage of revenues because the majority of projects have low overheads. Walley’s revenues are earned through highly labor intensive projects. The costs of materials to complete projects are fairly low as a percentage of the revenues earned on the projects.

During fiscal year ended December 31, 2014, we incurred operating expenses of $59,135 compared to $85,131 incurred during fiscal year ended December 31, 2013, a decrease of $25,996. These operating expenses incurred during fiscal year ended December 31, 2014 consisted of: (i) selling, general and administrative of $34,091 (2013: $41,350); (ii) consulting of $5,459 (2013: $-0-); and (iii) wages and compensation of $19,585 (2013: $43,781). The decrease in selling, general, and administrative expenses was primarily attributable to less travel, auto and meals and entertainment cost. Wages and compensation expenses decreased based upon decrease of wages relating to an employee of Walley.

Thus, during fiscal year ended December 31, 2014, our net loss from operations was ($29,787) compared to a net loss from operations of ($30,738).

During fiscal year ended December 31, 2014, we realized other income of $-0- compared to $2 in interest income realized during fiscal year ended December 31, 2013.

Thus, our net loss after taxes during fiscal year ended December 31, 2014 was ($29,787) compared to a net loss after taxes of ($30,7362,047) during fiscal year ended December 31, 2013. The weighted average number of shares outstanding was 15,000,000 for both fiscal years ended December 31, 2014 and December 31, 2013.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Fiscal Year Ended December 31, 2014

As of December 31, 2014, our current assets were $1,470 and our current liabilities were $80,665, which resulted in a working capital deficit of $79,195. As of December 31, 2014, current assets were comprised of $1,470 in cash. As of December 31, 2014, current liabilities were comprised of: (i) $3,365 in accounts payable; (ii) $52,300 in shareholder loan; and (iii) 25,000 in note payable.

As of December 31, 2014, our total assets were $17,250 comprised of: (i) $1,470 in current assets; and (ii) $15,780 in goodwill. The decrease in total assets during fiscal year ended December 31, 2014 from fiscal year ended December 31, 2013 was primarily due to the decrease in cash.

As of December 31, 2014, our total liabilities were $80,665 comprised entirely of $80,665 in current liabilities.

Stockholders’ equity (deficit) increased from a deficit of ($33,628) for fiscal year ended December 31, 2013 to ($63,415) for fiscal year ended December 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2014, net cash flows used in operating activities was ($26,787) compared to net cash used in operating activities of ($31,834) for fiscal year ended December 31, 2013. Net cash flows used in operating activities consisted primarily of a net loss of $29,787 (2013: $30,736), which was changed by a decrease of ($3,000) (2013: $1,098) for accounts payable.

Cash Flows from Investing Activities

For fiscal years ended December 31, 2014 and December 31, 2013, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have partially financed our operations from debt or the issuance of equity instruments. For the fiscal year ended December 31, 2014, net cash flows provided from financing activities was $22,600 compared to $29,700 for fiscal year ended December 31, 2013. Cash flows from financing activities for the fiscal year ended December 31, 2014 consisted of $22,600 (2013: $29,700) in proceeds from shareholder loans.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and future issuances of stock. Our working capital requirements are expected to increase in line with the growth of our business. Our principal demands for liquidity are to increase capacity, marketing, and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of the casino/hotel and the expansion of our business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. We may finance expenses with further issuances of securities and debt issuances. Any additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Additional financing may not be available upon acceptable terms, or at all.

Going Concern

If the market price of our common stock falls below the fixed price of our registered stock offering, as in prior years we may again have insufficient financing commitments in place to meet our expected cash requirements for 2015. We cannot assure you that we will be able to obtain financing on favorable terms. If we cannot obtain financing to fund our operations in 2015, then we may be required to reduce our expenses and scale back our operations. These factors raise substantial doubt of our ability to continue as a going concern. Footnote 2 to our financial statements provides additional explanation of Management’s views on our status as a going concern. The audited financial statements contained in this Annual Report do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result should we be unable to continue as a going concern.

Our independent registered accounting firm included an explanatory paragraph December 31, 2014, in their reports on the accompanying financial statements for December 31, 2014 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

COMMITMENTS AND CONTINGENT LIABILITIES

Loan From Shareholder

We have been loaned money by our Chief Executive Officer for working capital purposes. The loan bears no interest and is payable on demand. As of December 31, 2014 and December 31, 2013, we had a shareholder loan balance of $52,300 and $29,700, respectively.

Promissory Note

Pursuant to the Amended Share Exchange Agreement with Walley, we issued a $25,000 promissory note payable to the sole shareholder of Walley for all of the outstanding common stock of Walley (the "Promissory Note"). The Promissory Note bears 0% interest and has a maturity date of February 4, 2016. We have the option to pay the Promissory Note in full at any time. If the Promissory Note is not paid in full by the maturity date, interest of 12% per annum will apply as of the maturity date.

We restated our prior year financial information to account for the amended share exchange agreement as if it occurred on the date of the original share exchange agreement December 28, 2012.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

CRITICAL ACCOUNTING POLICIES

We do not expect the adoption of any recently issued accounting pronouncements to have a significant effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not have any borrowings and, consequently, we are not affected by changes in market interest rates. We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not effected by foreign currency fluctuations or exchange rate changes.  Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GAMING ENTERTAINMENT INTERNATIONAL, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

C O N T E N T S

Terry L. Johnson, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

GAMING ENTERTAINMENT INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheets of Gaming Entertainment International, Inc. as of December 31, 2014 and 2013 and the statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gaming International, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has experienced losses from operations and has a negative equity. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in the notes also. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

April 1, 2015

GAMING ENTERTAINMENT INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$1,470	$5,657
Total Current Assets	1,470	5,657

Goodwill	15,780	15,780

Total Assets	$17,250	$21,437

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts Payable	$3,365	$365
Shareholder loan	52,300	29,700
Note Payable	25,000	25,000
Total Current Liabilities	80,665	55,065

Stockholders’ Deficit
Preferred stock: Gaming Entertainment International Inc.; $0.001 par value	—	—
5,000,000 shares authorized $0.001, 0 shares issued & outstanding
Common stock: Gaming Entertainment International Inc.; $0.001 par value
20,000,000 shares authorized , 15,000,000 shares issued & outstanding	15,000	15,000
Additional Paid-in Capital (Restated)	880	880
Accumulated Deficit (Restated)	(79,295)	(49,508)
Total Stockholders’ Deficiency	(63,415)	(33,628)

Total Liabilities & Stockholders’ Deficiency	$17,250	$21,437

 The accompanying notes are an integral part of these unaudited financial statements

GAMING ENTERTAINMENT INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013

Revenues	$35,500	$71,047
Cost of revenues	6,151	16,654

Gross profit	29,349	54,393

Operating Expenses:
Consulting	5,459	—
Selling, general & administrative	34,092	41,350
Wages and compensation	19,585	43,781
Total operating expenses	59,136	85,131

Net income (loss) from operations	(29,787)	(30,738)

Other income (expenses):
Interest income	—	2
Total other income (expenses)	—	2
Net income (loss) before taxes	$(29,787)	$(30,736)

Tax provisions	—	—

Net income (loss) after taxes	$(29,787)	$(30,736)

Gain (loss) per share basic & diluted	$(0.00)	$(0.00)

Weighted average shares outstanding (basic & diluted)	15,000,000	15,000,000

  The accompanying notes are an integral part of these unaudited financial statements

GAMING ENTERTAINMENT INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional
	Preferred	Preferred	Common	Common	Paid in	Accumulated
	Shares	Stock	Shares	Stock	Capital	Deficit	Total
Balance December 31, 2011	—	$—	100	$1	$10,099	$(8,938)	$1,162

Walley purchase agreement (restated)	—	—	(100)	(1)	(9,219)	—	(9,220)
Stock issued to founders (restated)	—	—	13,556,500	13,557	—	—	13,557
Stock issued for services (restated)	—	—	1,443,500	1,443	—	—	1,443
Net income for the period December 28, 2012
to December 31, 2012 (restated)	—	—	—	—	—	(9,834)	(9,834)
Balance December 31, 2012	—	—	15,000,000	15,000	880	(18,772)	(2,892)

Net loss for the year ended December 31, 2013	—	—	—	—	—	(30,736)	(30,736)
Balance December 31, 2013	—	—	15,000,000	15,000	880	(49,508)	(33,628)

Net loss for the year ended December 31, 2014	—	—	—	—	—	(29,787)	(29,787)
Balance December 31, 2014	—	$—	15,000,000	$15,000	$880	$(79,295)	$(63,415)

The accompanying notes are an integral part of these financial statements

GAMING ENTERTAINMENT INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net Income (Loss)	$(29,787)	$(30,736)
Adjustments required to reconcile net loss
to cash used in operating activities:
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable	3,000	(1,098)
Cash provided (used) by Operating Activities:	(26,787)	(31,834)

Cash flows from financing activities:
Proceeds from shareholder loans	22,600	29,700
Cash provided by Financing Activities:	22,600	29,700

Change in cash	$(4,187)	$(2,134)
Cash-beginning of period	$5,657	$7,791
Cash-end of period	$1,470	$5,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

The accompanying notes are an integral part of these audited financial statements

The accompanying notes are an integral part of these financial statements

GAMING ENTERTAINMENT INTERNATIONAL INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

On February 4, 2014, the Company executed an amendment to the share exchange agreement with Walley dated December 28, 2013, whereby the parties involved agreed to change the consideration paid by the Company for all of the outstanding stock of Walley from 25,000 shares of the Company to an unsecured promissory note in the amount of $25,000. The amended Walley purchase agreement will nullify the original share exchange agreement dated December 28, 2012. In the amended agreement, the Company agreed to let the sole shareholder of Walley keep the 25,000 shares issued to him in the original share exchange agreement as compensation for consulting services provided.

The financial statement activity as of December 31, 2014 and December 31, 2013, are those of the Company and its wholly owned subsidiary, Walley Communications Consulting, Inc. (“Walley”). The Company, Gaming Entertainment International, Inc. has not started its principle operations as of the date of this filing, so the operating financial activity for the years ended December 31, 2014 and 2013 is primarily that of Walley.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company and Walley, its wholly owned subsidiary.

Principle of Consolidation

 The accompanying consolidated financial statements include all of the accounts of Gaming Entertainment International Inc. and Walley Communications Consulting Inc. as of December 31, 2014. The financial statement activity prior to the consolidation and incorporation of the Company on December 28, 2012 are those solely of Walley Communications Consulting Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and December 31, 2013.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for the period ended December 31, 2014 and the year ended December 31, 2013, respectively, using the market and income approaches

Accounts Receivable and Allowance for Doubtful Accounts

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

The Company determined that there were no impairments of long-lived assets as of December 31, 2014 and December 31, 2013.

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

There were no potentially dilutive shares outstanding as of December 31, 2014 and December 31, 2013.

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

Going Concern

The Company has limited operating history and may experience losses in the near term. We may be dependent on sales of our equity securities and debt financing to meet our cash requirements for the future proposed expansion of operations. As of December 31, 2014, there were accumulated deficits of $79,295. The Company needs to maintain a steady operating structure, ensuring that expenses are contained such that profits are consistently achieved. In order to expand the Company’s business, the Company would likely require additional financing. Management of the Company must continually develop and refine its strategies and goals in order to execute the business plan of the Company on a broad scale and expand the business.

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

At December 31, 2014, the Company determined that there were no events or circumstances which would more likely than not reduce the fair value of the goodwill asset below its carrying value.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Accounts receivable	$1,700	$1,700
Less: Allowance for doubtful accounts	(1,700)	(1,700)
Accounts receivable, net	$—	$—

The Company recorded bad debt expense of $0 for the year ended December 31, 2014 and 2013.

NOTE 5 – RELATED PARTY TRANSACTIONS

Free office space from its Chief Executive Officer

The Company has been provided office space by its majority stockholder and CEO at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Loan from Shareholder

The Company has been loaned money by its chief executive officer for working capital purposes. The loan bears no interest and is payable on demand. As of December 31, 2014 and December 31, 2013, the Company has a shareholder loan balance of $52,300 and $29,700, respectively.

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

1.	In January and February of 2015, the Company issued 1,900 shares of common stock for $5,700 cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 1, 2013, we engaged Terry L. Johnson ("Johnson") as our registered independent public accounting firm, with offices at 406 Greyford Lance, Casselberry, Florida 32707. During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted Johnson regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event as that term is used in Item 304(a)(1)(v) and the related instructions to Item 304 of Regulation S-K.

This decision to engage Johnson was approved by our full Board of Directors.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting for our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over our financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairy reflect our transactions .

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error or circumvention through collusion of improper overriding of controls. Therefore, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSD) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of December 31, 2014, our internal control over financial reporting was not effective.

We have instituted a remediation plan which involves reeducating our management, the accounting staff, and the administrative staff as to the elements of a completed sale. We increased the oversight of the process by increasing the frequency of involvement of outside accounting consultants. Internal systems are being put into place to track and document significant dates, such as delivery, installation and customer acceptance. In addition, the bookkeeping system has been modified so that all sales of extended warranties are automatically recorded as deferred revenue and that the amount of revenue that is ultimately recognized as warranty revenue is as the result of an analysis of the significant aspects of the warranty such as coverage and period.

Changes in Internal Controls Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2014. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred since the beginning of our fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2015 to remedy such deficiencies.

ITEM 9B. OTHER INFORMATION.

There are no further disclosures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table includes the names and positions held of our executive officers and directors:

The following table sets forth information regarding the members of the Company’s board of directors and its officers:

Name	Age	Position
Sylvain Desrosiers	49	Chief Executive Officer / Director
William W. Noll	68	Chief Financial Officer / Treasurer / Director
Santina Banker	53	Vice-President of Operations
Jason Bell	42	Vice President Business Development

Sylvain Desrosiers, Chief Executive Officer/ Director. Mr. Desrosiers is a serial entrepreneur. He has worked in the security technologies field since 1987. In the late 1980's he was involved in all aspect of the credit card processing and manufacturing from the plastic card itself to the Point of Sales Terminal (POS) market introduction and electronic debit payment. With this new dynamic card industry, he was involved in importing and developing smart technologies and applications in the Americas. He founded Imaging Systems Technologies (ITS), which specialized in the positive identification via digital technologies, that he sold to NBS in 1996. In 1997, he co-founded AXS Technologies, a company that filed for numerous patents in regards to electronic access control revolutionizing the world of access control using of the first contactless smart card technologies and IP addressable access control doors. He sold its intellectual property in 2002 to Security International, Inc. In 2001, he founded Progressive Casino Technologies, Inc., a highly successful integration company in the gaming technology infrastructure, which was one of the first companies to introduce virtual matrix and high video compression format h.264. Mr. Desrosiers has been the CEO of Alco Advanced Technologies, Inc. since 1998, and since 2010 the CEO of Port Scanning Services, a company that specializes in the service of electronic inspection of cargo containers. Port Scanning is currently changing the world of inspection in preventing transport of potential nuclear threat, contraband and illegal drugs around the world. He has 30 years of diversified experience, with a successful track record working in the following market segments: electronic security, card technologies, gaming and infrastructure development. Mr. Desrosiers education and 30 years of experience in Information Technology and Casino Security Systems and Processes more than qualifies him to be a Director and CEO of Gaming Entertainment International.

William W. Noll, Chief Financial Officer / Treasurer / Director. Mr. Noll has an MBA in Finance, having attended Boston University and Bridgeport University. He was a regional manager in the international public accounting firm of Laventhol & Horwath. Laventhol & Horwath included clients many of the large hotels, real estate developers and hospitals in Southern California, including the Ritz Carlton and other brand names. After Laventhol closed, he was controller and acting CFO for a large 500 bed hospital in Los Angeles. Following that, he became senior vice president of operations of Medical Capital Management, Inc., a large commercial financing firm in Southern California for fifteen years. He was responsible for underwriting loans, managing and performing due diligence audits of prospective clients and filing securities reports with federal and state securities divisions. He also was on the board of directors of Medical Capital Management, Inc. When that firm closed in 2009, he subsequently became chief financial officer of Port Scanning Services and Gaming Entertainment International.

Mr. Noll has developed and helped place many public offerings in the U.S. and Asian markets. He also managed and monitored the sale of securities in many Asian markets. Through these public offerings, he helped his last firm raise billions of dollars. He was a major contributor in helping his last firm increase their portfolio size by 500% within seven years. He is well versed in U.S. and International financial reporting and financial modeling. He is also experienced with the governmental reporting and record keeping requirements related to international trade and transactions.

Mr. Noll has over thirty years of executive level financial and business operational experience. He was V.P. of Financial Operations for Medical Capital Corporation from 1996 until the end of 2009. From 2010 to the present, Mr. Noll has worked as the CFO of Port Scanning Services, Inc. This experience will be of great benefit to Gaming Entertainment International. He will be a driving force in ensuring the growth and superior profit performance. In consideration of Mr. Noll’s wealth of experience, the Company appointed him a member of the Board of Directors.

Santina M. Banker, Vice President of Operations. As COO, Ms. Banker will oversee the operations of all properties as well as the company’s new business development and marketing efforts. Prior to this appointment in 2012, she served in various positions of development, design and marketing in the hospitality and casino industry. With 18 years experience in design and development, she has worked for property owners and for the architectural firms that support new hotel/casino development efforts. As the president of RP Messina for the past 5 years, she evaluated several development projects, sourced, and negotiated funding for projects ranging from 180 to 240 million dollars. While working for Freidmutter Group, she designed and managed new construction projects in excess of 180 million dollars, overseeing both the design process and construction. As the vice president of marketing for EDP, she spearheaded and launched the development of 4 new products within one year growing the company revenue by an additional 6% in just 9 months. While at NER, she served as the director of sales and marketing where she turned around a failing product division by initiating the product re-design, re-positioning it in the market place, and developing a training program for sales staff. With a proven track record of success and leadership, she has also worked for gaming companies such as Bally’s, Golden Nugget and Harrah’s, giving her the unique ability to understand what is required for a successful operation once new construction is over and the property is open for business. She worked directly under Steve Wynn in helping him develop many of his hotel/gaming properties. She holds a BA in Foreign Languages & Secondary Education from Rowan University and a BS in Interior Design from The Art Institute of Pittsburgh.

Jason Bell, Vice President of Business Development. On top of his responsibilities as vice president of business development at Gaming Entertainment International, Inc., Mr. Bell is currently the CEO of Southern ITS Corp, a Mississippi based company that specializes in the installation of technology infrastructure for hotels and casinos in the gaming industry. Mr. Bell has spent the last 20 years as an independent consultant in business development for the gaming industry technology sector all around the USA and Caribbean, with a focus on the Mississippi Coast and surrounding gaming states. With Southern ITS, Mr. Bell's successes include the technology infrastructures deployment in Rocky Gap Casino in Maryland, Margaritaville Casino and Restaurant in Biloxi MS., as well as other gaming properties such as the Palace Casino and Resort, Imperial Palace Casino Resort, Island View, Beau Rivage Casino and Resort, Grand Biloxi and Isle of Capri casinos in Biloxi, just to mention a few.   Mr. Bell's success record and business development for Southern ITS Corp makes him an essential part of the team at Gaming Entertainment International Inc.  He also brings with him a network of valuable connections in the gaming industry that will help Gaming Entertainment International to accomplish its growth objectives.

Issuance of Stock to Founders

We issued an aggregate of 13,556,500 shares to our five founding officers and directors at a per share price of $3.00. The shares were issued in a private transaction to five United States residents in reliance on Regulation D promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Involvement in Certain Legal Proceedings

To our knowledge, none of our directors and executive officers have been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

 CORPORATE GOVERNANCE MATTERS

Committees

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the newly appointed Board of Director’s composition and only recent significant increase in operational activity, the Board of Directors believes it had been able to effectively manage the issues normally considered by such committees. However, our Board of Directors is currently underway in undertake a review of the procedures required to establish these committees in the near future.

Audit Committee and Financial Expert

Presently, the Board of Directors acts as the audit committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not yet recruited an audit committee financial expert to join the Board of Directors because we have only recently commenced a significant level of financial operations.

Code of Ethics

We have not yet adopted a Code of Ethics and Business Conduct.

Board Leadership Structure and Role in Risk Oversight

Mr. Sylvain Desrosiers serves as our Chief Executive Officer and our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board of Directors focuses on the most significant risks facing the Company and our general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the Board of Directors oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received and written representations from reporting persons required to file reports under Section 16(a), all of the Section 16(a) filing requirements applicable to such persons, with respect to fiscal 2014, appear not to have been complied with to the best of our knowledge.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers during the year ended December 31, 2014, 2013 and 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer, Chief Financial Officer, Vice President of Operations, Executive Vice President, and Vice President of Business Development:

Remuneration of Officers: Summary Compensation Table

Aggregate
		Annual	Annual	Accrued				All	Annual
		Earned	Payments	Salary since		Stock	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	Compensation	Total

Sylvain Desrosiers
Chief Executive Officer/Director	2014	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2013	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2012	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

William W. Noll
Chief Financial Officer/Treasurer/Director	2014	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2013	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2012	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Santina Banker
Vice-President of Operations	2014	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2013	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2012	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Jason Bell
Vice President of Business Development	2014	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2013	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2012	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

 Directors Compensation

No director received compensation for services rendered in any capacity to us during the fiscal years ended December 31, 2014 and December 31, 2013.

There are no current plans to pay or distribute any cash or non-cash bonus compensation to our officers until such time as we are profitable, experience positive cash flow or obtain additional financing. However, the Board of Directors may allocate salaries and benefits to our officers in its sole discretion. No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with us or from a change in control of the company or a change in his or her responsibilities following a change in control. The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adopted to date. We currently have no retirement, pension, or profit-sharing plan covering its officers and directors; however, we plan to implement certain such benefits after sufficient funds are realized or raised by us (see “Anticipated Officer and Director Remuneration” below.)

Employment Agreements

We do not have employment agreements with any of our five officers.

Our subsidiary Walley, has one employee who is the former president of Walley. Mr. Walley does not have a signed employment agreement with us. We plan to execute an employment agreement with Mr. Walley once planned operations begin.

Anticipated Officer and Director Remuneration

We do not pay any level of compensation to our officers and directors at present. We intend to pay regular, competitive annual salaries to all of our officers and will pay an annual stipend to our directors when, and if, it complete a primary public offering for the sale of securities and/or we reach greater profitability, experience larger and more sustained positive cash flow and/or obtains additional funding. At such time, we anticipate offering additional cash and non-cash compensation to officers and directors. In addition, although not presently offered, we anticipate that our officers and directors will be provided with additional fringe benefits, health and dental benefits, and various perquisites at subsidizes rates, or at our sole expense, as may be determined on a case-by-case basis by us in our sole discretion. In addition, we may plan to offer 401(k) matching funds as a retirement benefit at a later time.

Retirement

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by us or any of our subsidiaries, if any.

Stock Option Plans

There are no stock option plans.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our Articles of Incorporation, as amended and restated, and our Bylaws provide for mandatory indemnification of our officers and directors, except where such person has been adjudicated liable by reason of his negligence or willful misconduct toward us or such other corporation in the performance of his duties as such officer or director. Our Bylaws also authorize the purchase of director and officer liability insurance to insure them against any liability asserted against or incurred by such person in that capacity or arising from such person's status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have the power to indemnify such person under the applicable law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information as of April 10, 2015 regarding the beneficial ownership of our common shares by: (a) each stockholder who is known by us to own beneficially in excess of 5% of our outstanding common stock; (b) each director known to hold common or preferred stock; (c) our chief executive officer; and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership of common stock is based upon 15,001,900 shares of common stock outstanding as of April 10, 2015.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)

Sylvain Desrosiers 808 Jacobs Ladder Place Las Vegas, Nevada, 89138	11,456,500	71.38%
William W. Noll 1905 Corta Bella Las Vegas, Nevada 89134	750,000	5.0%
Jason C. Bell 10264 Third Ave, D’Iberville, Missouri 39540	600,000	4.0%
Santina Banker 139 Beech Court Glassboro, New Jersey 08028	750,000	5.0%

All Directors and Officers as a Group (5 Persons)	13,556,500	90.38%

____________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report, there are 15,001,900 shares of common stock outstanding.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources. Also, we are so small that having specific policies or procedures of this type would be unworkable.

For the years ended December 31, 2014 and 2013, none of our officers or directors were paid any salary.

Free office space from our Chief Executive Officer

We have been provided office space by our majority stockholder and Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in our financial statements.

Loan from Shareholder

We have been loaned money by our Chief Executive Officer for working capital purposes. The loan bears no interest and is payable on demand. As of December 31, 2014 and December 31, 2013, we have a shareholder loan balance of $52,300 and $29,700, respectively.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

At this time we do not have a policy that our directors or a majority be independent of management as we have at this time only one director. It is our intention to implement a policy that a majority of the Board member be independent of our management as the members of the board of director’s increases. A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with us or our affiliates or any member of our senior management or his or her affiliates. The term “affiliate” means any corporation or other entity that controls, is controlled by, or under common control with us, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity. The term “immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director’s home.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for fiscal year ended December 31, 2014 and December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 and $5,000, respectively.

Audit-Related Fees

For fiscal year ended December 31, 2014 and December 31, 2013, there were $-0- in fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For fiscal years ended December 31, 2014 and December 31, 2013, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		S-1		3.1	6/13/2013
3.2	By-Laws		S-1		3.2	6/13/2013
10.1	Share Purchase Agreement		S-1/A		10.1	9/6/2013
10.2	Amendment to Share Purchase Agreement, exhibit 10.1		S-1/A		10.2	2/10/2014
10.3	Promissory note dated February 4, 2013 to Mark Walley		S-1/A		10.3	2/10/2014
16.1	Letter from predecessor auditor, Patrick Rodgers, CPA, PA		S-1/A		16.1	3/13/2014
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.ins	XBRL Instance Document	X
101.sch	XBRL Taxonomy Schema	X
101.cal	XBRL Taxonomy Calculation Linkbase	X
101.def	XBRL Taxonomy Definition Linkbase	X
101.lab	XBRL Taxonomy Label Linkbase	X
101.pre	XBRL Taxonomy Presentation Linkbase	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2015.

GAMING ENTERTAINMENT INTERNATIONAL, INC.

Date: April 10, 2015	By:	/s/ Sylvain Desrosiers
Sylvain Desrosiers President and Director (Principal Executive Officer)

Date: April 10, 2015	By:	/s/ William W. Noll William W. Noll Treasurer and Director (Principal Accounting and Financial Officer)

Each person whose signature appears below appoints Sylvain Desrosiers as his or her attorney-in-fact, with full power of substitution and re-substitution, to sign any and all amendments to this report on Form 10-K of Gaming Entertainment International, Inc. and to file them, with all their exhibits and other related documents, with the Securities and Exchange Commission, ratifying and confirming all that their attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue of this appointment. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated:

Date: April 10, 2015	By:	/s/ Sylvain Desrosiers
Sylvain Desrosiers President and Director (Principal Executive Officer)

Date: April 10, 2015	By:	/s/ William W. Noll William W. Noll Treasurer and Director (Principal Accounting and Financial Officer)

